Form 10-Q
period 2016-06-30
ATEL 17, LLC
filed 2016-08-12
CIK 1640982

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

The number of Limited Liability Company Units outstanding as of July 31, 2016 was 891,970.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

Index

Part I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Balance Sheets, June 30, 2016 and December 31, 2015	3
Statements of Operations for the three and six months ended June 30, 2016	4
Statements of Changes in Members’ Capital for the period from April 16, 2015 (Date of Inception) through December 31, 2015 and for the six months ended June 30, 2016	5
Statements of Cash Flows for the three and six months ended June 30, 2016	6
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4. Controls and Procedures	18
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,589,588	$500
Accounts receivable	54,579	—
Investments in equipment and leases, net	3,692,795	—
Prepaid expenses and other assets	136,191	—
Total assets	$6,473,153	$500
LIABILITIES AND MEMBERS' CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$3,843	$—
Affiliates	179,819	—
Accrued distributions to Other Members	61,844	—
Other	62,439	—
Unearned operating lease income	27,361	—
Total liabilities	335,306	—
Commitments and contingencies
Members’ capital:
Managing Member	482	500
Other Members	6,137,365	—
Total Members’ capital	6,137,847	500
Total liabilities and Members’ capital	$6,473,153	$500

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016
(Unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues:
Leasing and lending activities:
Operating lease revenue	$94,077	$103,878
Interest income	163	184
Other	266	266
Total revenues	94,506	104,328
Expenses:
Depreciation of operating lease assets	72,955	78,364
Asset management fees to Managing Member	7,138	7,807
Cost reimbursements to affiliates	9,579	11,655
Amortization of initial direct costs	8,931	10,036
Professional fees	8,652	8,652
Outside services	11,945	13,082
Taxes on income and franchise fees	2,000	4,000
Other	2,632	2,740
Total expenses	123,832	136,336
Net loss	$(29,326)	$(32,008)
Net loss:
Managing Member	$(3)	$(3)
Other Members	(29,323)	(32,005)
	$(29,326)	$(32,008)
Net loss per Limited Liability Company Unit (Other Members)	$(0.05)	$(0.07)
Weighted average number of Units outstanding	597,816	453,259

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM APRIL 16, 2015 (Date of Inception)
THROUGH DECEMBER 31, 2015 AND FOR THE
SIX MONTHS ENDED JUNE 30, 2016

	Units	Amount		Total
		Other Members	Managing Member
Member's capital as of April 16, 2015 (Date of inception)	—	$—	$—	$—
Capital contributions	50	—	500	500
Balance December 31, 2015	50	—	500	500
Capital contributions	744,445	7,437,380	—	7,437,380
Less selling commissions to affiliates	—	(669,409)	—	(669,409)
Syndication costs	—	(446,273)	—	(446,273)
Distributions to Other Members ($0.34 per Unit)	—	(152,328)	—	(152,328)
Distributions to Managing Member	—	—	(15)	(15)
Net loss	—	(32,005)	(3)	(32,008)
Balance June 30, 2016 (Unaudited)	744,495	$6,137,365	$482	$6,137,847

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Operating activities:
Net loss	$(29,326)	$—	$(32,008)	$—
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	72,955	—	78,364	—
Amortization of initial direct costs	8,931	—	10,036	—
Changes in operating assets and liabilities:
Accounts receivable	(44,459)	—	(54,579)	—
Prepaid expenses and other assets	143,709	—	(136,191)	—
Accounts payable, Managing Member	3,168	—	3,837	—
Accounts payable, other	(280,880)	—	62,439	—
Accrued liabilities, affiliates	(120,343)	—	179,819	—
Unearned operating lease income	27,361	—	27,361	—
Net cash (used in) provided by operating activities	(218,884)	—	139,078	—
Investing activities:
Purchases of equipment on operating leases	(3,041,792)	—	(3,683,526)	—
Payments of initial direct costs	(80,653)	—	(97,669)	—
Net cash used in investing activities	(3,122,445)	—	(3,781,195)	—
Financing activities:
Selling commissions to affiliates	(334,627)	—	(669,409)	—
Syndication costs paid to Managing Member and affiliates	(446,273)	—	(446,273)	—
Distributions to Other Members	(90,484)	—	(90,484)	—
Distributions to Managing Member	(9)	—	(9)	—
Capital contributions	3,718,080	500	7,437,380	500
Net cash provided by financing activities	2,846,687	500	6,231,205	500
Net (decrease) increase in cash and cash equivalents	(494,642)	500	2,589,088	500
Cash at beginning of period	3,084,230	—	500	—
Cash at end of period	$2,589,588	$500	$2,589,588	$500
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1,600		$1,600
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$61,844		$61,844
Distributions payable to Managing Member at period-end	$6		$6

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150,000,000. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds. Such level of gross proceeds was eclipsed on July 6, 2016.

As of June 30, 2016, cumulative contributions totaling $7,437,880 have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 744,495 Units were issued and outstanding. The Fund is actively raising capital and, as of July 31, 2016, has received cumulative contributions in the amount of $8,912,630, inclusive of the $500 initial member’s capital investment.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2016, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash:

Cash is maintained in non-interest bearing checking accounts and a savings account.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net loss per Unit is based upon the weighted average number of Other Members Units outstanding from February 2, 2016 (Release Date of Escrow) through June 30, 2016.

Recent accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2015	Additions	Depreciation/ Amortization Expense	Balance June 30, 2016
Net investment in operating leases	$—	$3,683,526	$(78,364)	$3,605,162
Initial direct costs, net of accumulated amortization of $10,036 at June 30, 2016	—	97,669	(10,036)	87,633
Total	$—	$3,781,195	$(88,400)	$3,692,795

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2016 through June 2016.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2016.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $72,955 and $78,364 for the three and six months ended June 30, 2016, respectively. IDC amortization expense related to the Company’s operating leases totaled $8,931 and $10,036 for the same three and six months ended June 30, 2016, respectively.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance June 30, 2016
Agriculture	$—	$741,827	$—	$741,827
Aviation	—	461,950	—	461,950
Containers	—	859,560	—	859,560
Marine Vessels	—	1,041,158	—	1,041,158
Materials Handling	—	270,822	—	270,822
Trucks/Trailers	—	96,699	—	96,699
Paper Processing	—	211,510	—	211,510
	—	3,683,526	—	3,683,526
Less accumulated depreciation	—	(78,364)	—	(78,364)
Total	$—	$3,605,162	$—	$3,605,162

The average estimated residual value for assets on operating leases was 49% of the assets’ original cost at June 30, 2016.

At June 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows:

Operating Leases
Six months ending December 31, 2016	$291,659
Year ending December 31, 2017	583,317
2018	583,317
2019	563,006
2020	381,750
2021	104,771
2022 and thereafter	145,514
$2,653,334

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Containers	15 – 20
Aviation	15 – 20
Agriculture	7 – 10
Marine vessel	20 – 30
Materials handling	7 – 10
Trucks/trailers	7 – 10
Paper processing	10 – 15

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and perform services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications services and general administrative services are performed by AFS.

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

During the three and six months ended June 30, 2016, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$334,627	$669,409
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	446,273	446,273
Administrative costs reimbursed to Managing Member and/or affiliates	9,579	11,655
Asset management fees to Managing Member	7,138	7,807
Acquisition and initial direct costs paid to Managing Member	80,653	97,669
	$878,270	$1,232,813

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $780,900 and $1,115,682 for the respective three and six months ended June 30, 2016.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2016, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

6. Commitments:

At June 30, 2016, there were commitments to purchase lease assets totaling $5,296,036. The amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Members’ Capital:

Totals of 744,495 and 50 units were issued and outstanding as of June 30, 2016 and December 31, 2015, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three months ended June 30, 2016 and for the period from February 2, 2016 (Date of Escrow) through June 30, 2016 were as follows:

	Three Months Ended June 30, 2016	For the period from February 2, 2016 (Date of Escrow) through June 30, 2016
Distributions	$119,463	$152,328
Weighted average number of Units outstanding	597,816	453,259
Weighted average distributions per Unit	$0.20	$0.34

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150,000,000. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds. Such used of gross proceeds was eclipsed on July 6, 2016. The Fund is actively raising capital and, as of July 31, 2016, has received cumulative contributions in the amount of $8,912,630, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had a net loss of $29,326 and $32,008 for the respective three and six months ended June 30, 2016.

The net loss for the three months ended June 30, 2016 was a result of total revenues of $94,506 that was lower than total expenses of $123,832. Total revenues mostly consisted of $94,077 of operating lease revenues. The net loss is mainly a result of depreciation and amortization expense recognized on assets placed in service during the quarter. Such expense represents a charge of approximately 90% of gross revenue. Additional expenses of $10,000 were related to regulatory filings of post-effective amendment and Form 10-Q for the first quarter of 2016.

The net loss for the six months ended June 30, 2016 was a result of total revenues of $104,328 that were lower than total expenses of $136,336. The net loss is mainly a result of depreciation and amortization expense recognized on assets placed in service during the period. Such expense represents a charge of 84% of gross revenue. Additional expenses of $10,000 were related to regulatory filings of post-effective amendment and Form 10-Q for the first quarter of 2016.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $2,589,588 and $500 at June 30, 2016 and December 31, 2015, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth the summary cash flow data (in thousands):

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Net cash (used in) provided by:
Operating activities	$(218,884)	$139,078
Investing activities	(3,122,445)	(3,781,195)
Financing activities	2,846,687	6,231,205
Net (decrease) increase in cash and cash equivalents	$(494,642)	$2,589,088

The three months and six months ended June 30, 2016

During th three and six months ended June 30, 2016, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $3.7 million and $7.4 million for the respective three and six months ended June 30, 2016. In addition, during the current year period, the Company began to realize cash flow from its portfolio of operating lease contracts.

During the respective three and six months ended June 30, 2016, cash was primarily used for equipment purchases totaling $3.0 million and $3.7 million, payment of commissions associated with the offering totaling $334,627 and $669,409, payment of syndication costs associated with the offering totaling $446,273 each for both periods, and payment of distributions to Members totaling $90,493.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been made through June 30, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2016, and paid through June 30, 2016. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

The cash distributions were based on current and anticipated gross revenues from the loans funded and equity investments acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the loans and investments funded.

The following table summarizes distribution activity for the Fund from inception through June 30, 2016:

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Jan 2016 – Feb 2016 (Distribution of all escrow interest)	Apr 2016	$—		$21		$21		n/a	n/a
Feb 2016 – May 2016	Apr 2016 – Jun 2016	90,463		—		90,463		232.14	389,691
		$90,463		$21		$90,484		$232.14
Source of distributions
Lease and loan payments and sales proceeds received		$90,463	100.00%	$—	0.00%	$90,463	99.98%
Interest Income		—	0.00%	21	100.00%	21	0.02%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$90,463	100.00%	$21	100.00%	$90,484	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 – May 31, 2016.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2016, there were commitments to purchase lease assets totaling an approximate $5,296,036. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see note 2 summary of significant accounting policies.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2016:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	744,495	$7,437,880
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$148,758	$520,652	$669,409
Total expenses	$148,758	$520,652	$669,409

(8) Net offering proceeds to the issuer after total expenses in item 7:	$ 6,768,471
(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$97,669	$3,683,526	$3,781,195
Distributions paid and accrued	15	152,328	152,344
Other expenses	145,605	—	145,605
	$243,289	$3,835,854	$4,079,144

(10) Net offering proceeds to the issuer after total expenses in item 9:	$ 2,689,327

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

Date: August 12, 2016

ATEL 17, LLC
(Registrant)

By:	ATEL Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)