Form 10-Q
period 2016-09-30
ATEL 17, LLC
filed 2016-11-10
CIK 1640982

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

The number of Limited Liability Company Units outstanding as of October 31, 2016 was 1,277,864.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

Index

Part I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Balance Sheets, September 30, 2016 and December 31, 2015	3
Statements of Operations for the three and nine months ended September 30, 2016 and 2015	4
Statements of Changes in Members’ Capital for the period from April 16, 2015 (Date of Inception) through December 31, 2015 and for the nine months ended September 30, 2016	5
Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015	6
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4. Controls and Procedures	21
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,832,485	$500
Accounts receivable	19,711	—
Notes receivable, net	501,315	—
Warrants, fair value	19,176	—
Investments in equipment and leases, net	4,362,150	—
Prepaid expenses and other assets	14,461	—
Total assets	$9,749,298	$500
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1,300	$—
Affiliates	72,354	—
Accrued distributions to Other Members	83,864	—
Other	11,576	—
Unearned operating lease income	43,239	—
Total liabilities	212,333	—
Commitments and contingencies
Members’ capital:
Managing Member	448	500
Other Members	9,536,517	—
Total Members’ capital	9,536,965	500
Total liabilities and Members’ capital	$9,749,298	$500

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016
(Unaudited)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenues:
Leasing and lending activities:
Operating lease revenue	$142,399	$246,277
Notes receivable interest income	7,391	7,391
Unrealized gain on fair valuation of warrants	19,176	19,176
Other	5,306	5,756
Total revenues	174,272	278,600
Expenses:
Depreciation of operating lease assets	100,299	178,663
Asset management fees to Managing Member	14,095	21,902
Acquisition expense	149,839	149,839
Cost reimbursements to affiliates	28,099	39,754
Amortization of initial direct costs	8,063	18,099
Professional fees	13,727	22,379
Outside services	1,140	14,222
Taxes on income and franchise fees	2,000	6,000
Other	4,563	7,303
Total expenses	321,825	458,161
Net loss	$(147,553)	$(179,561)
Net loss:
Managing Member	$(15)	$(18)
Other Members	(147,538)	(179,543)
	$(147,553)	$(179,561)
Net loss per Limited Liability Company Unit (Other Members)	$(0.15)	$(0.32)
Weighted average number of Units outstanding	955,719	569,033

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM APRIL 16, 2015 (Date of Inception)
THROUGH DECEMBER 31, 2015 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2016

	Units	Amount		Total
		Other Members	Managing Member
Member’s capital as of April 16, 2015 (Date of inception)	—	$—	$—	$—
Capital contributions	50	—	500	500
Balance December 31, 2015	50	—	500	500
Capital contributions	1,184,217	11,835,100	—	11,835,100
Less selling commissions to affiliates	—	(1,065,204)	—	(1,065,204)
Syndication costs	—	(710,136)	—	(710,136)
Distributions to Other Members ($0.53 per Unit)	—	(343,700)	—	(343,700)
Distributions to Managing Member	—	—	(34)	(34)
Net loss	—	(179,543)	(18)	(179,561)
Balance September 30, 2016 (Unaudited)	1,184,267	$9,536,517	$448	$9,536,965

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 and 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating activities:
Net loss	$(147,553)	$—	$(179,561)	$—
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of operating lease assets	100,299	—	178,663	—
Amortization of initial direct costs	8,063	—	18,099	—
Unrealized gain on fair valuation of warrants	(19,176)	—	(19,176)	—
Changes in operating assets and liabilities:
Accounts receivable	34,868	—	(19,711)	—
Prepaid expenses and other assets	121,730	—	(14,461)	—
Accounts payable, Managing Member	(2,545)	—	1,292	—
Accounts payable, other	(50,863)	—	11,576	—
Accrued liabilities, affiliates	(107,465)	—	72,354	—
Unearned operating lease income	15,878	—	43,239	—
Net cash (used in) provided by operating activities	(46,764)	—	92,314	—
Investing activities:
Purchases of equipment on operating leases	(740,285)	—	(4,423,811)	—
Payments of initial direct costs	(39,023)	—	(136,692)	—
Note receivable advances	(500,000)	—	(500,000)	—
Principal payments received on notes receivable	276	—	276	—
Net cash used in investing activities	(1,279,032)	—	(5,060,227)	—
Financing activities:
Selling commissions to affiliates	(395,795)	—	(1,065,204)	—
Syndication costs paid to Managing Member and affiliates	(263,863)	—	(710,136)	—
Distributions to Other Members	(169,352)	—	(259,836)	—
Distributions to Managing Member	(17)	—	(26)	—
Capital contributions	4,397,720	—	11,835,100	500
Net cash provided by financing activities	3,568,693	—	9,799,898	500
Net increase in cash and cash equivalents	2,242,897	—	4,831,985	500
Cash at beginning of period	2,589,588	500	500	—
Cash at end of period	$4,832,485	$500	$4,832,485	$500
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—		$1,600
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$83,864		$83,864
Distributions payable to Managing Member at period-end	$8		$8

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

As of September 30, 2016, cumulative contributions totaling $11,835,600 have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 1,184,267 Units were issued and outstanding. The Fund is actively raising capital and, as of October 31, 2016, has received cumulative contributions in the amount of $12,771,570, inclusive of the $500 initial member’s capital investment. The offering will terminate on a date not later than two years from January 5, 2016.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2016, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Accounts receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases and notes receivable are applied only against outstanding principal balances.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Financing receivables

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable and direct financing leases.

Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three and nine months ended September 30, 2016, the Company recorded unrealized gains of $19,176 on fair valuation of its warrants for both respective periods. As of September 30, 2016, the estimated fair value of the Fund’s portfolio of warrants amounted to $19,176. There have been no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2016.

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

Fair Value:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 — Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding since commencement of its operations.

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments —  Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has one note receivable from a borrower who has financed the purchase of equipment through the Company. The term of the note receivable is 36 months and bears an interest rate of 11.45% per annum. The note is secured by the equipment financed matures in 2019. There was neither an impaired note nor a note placed in non-accrual status as of September 30, 2016.

As of September 30, 2016, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2016	$15,000
Year ending December 31, 2017	207,942
2018	207,942
2019	163,628
594,512
Less: portion representing unearned interest income	(94,787)
499,725
Unamortized initial direct costs	1,590
Notes receivable, net	$501,315

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2016 are as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
IDC amortization – notes receivable	$79	$79
IDC amortization – lease assets	7,984	18,020
Total	$8,063	$18,099

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2015	Additions	Depreciation/ Amortization Expense	Balance September 30, 2016
Net investment in operating leases	$—	$4,423,811	$(178,663)	$4,245,148
Initial direct costs, net of accumulated amortization of $18,020 at September 30, 2016	—	135,022	(18,020)	117,002
Total	$—	$4,558,833	$(196,683)	$4,362,150

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net: - (continued)

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2016 through September 2016.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2016.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $100,299 and $178,663 for the three and nine months ended September 30, 2016, respectively. IDC amortization expense related to the Company’s operating leases totaled $7,984 and $18,020 for the same three and nine months ended September 30, 2016, respectively.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance September 30, 2016
Marine Vessels	$—	$1,041,158	$—	$1,041,158
Containers	—	859,560	—	859,560
Agriculture	—	741,827	—	741,827
Aviation	—	461,950	—	461,950
Materials Handling	—	270,821	—	270,821
Paper Processing	—	951,796	—	951,796
Trucks/Trailers	—	96,699	—	96,699
	—	4,423,811	—	4,423,811
Less accumulated depreciation	—	(178,663)	—	(178,663)
Total	$—	$4,245,148	$—	$4,245,148

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 57% of the assets’ original cost at September 30, 2016.

At September 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows:

Operating Leases
Three months ending December 31, 2016	$145,829
Year ending December 31, 2017	583,317
2018	583,317
2019	563,006
2020	381,750
2021	104,771
2022 and thereafter	145,514
$2,507,504

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Marine vessel	20 – 30
Containers	15 – 20
Aviation	15 – 20
Paper processing	10 – 15
Agriculture	7 – 10
Materials handling	7 – 10
Transportation	7 – 10

5. Related Party Transactions:

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related Party Transactions: - (continued)

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

During the three and nine months ended September 30, 2016, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$395,795	$1,065,204
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	263,863	710,136
Administrative costs reimbursed to Managing Member and/or affiliates	28,099	39,754
Asset management fees to Managing Member	14,095	21,902
Acquisition and initial direct costs paid to Managing Member	188,861	286,530
	$890,713	$2,123,526

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $659,658 and $1,775,340 for the respective three and nine months ended September 30, 2016.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2016, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

7. Commitments:

At September 30, 2016, there were commitments to purchase lease assets totaling $3,306,750. The amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

8. Members’ Capital:

Totals of 1,184,267 and 50 units were issued and outstanding as of September 30, 2016 and December 31, 2015, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three months ended September 30, 2016 and for the period from February 2, 2016 (Date of Escrow) through September 30, 2016 were as follows:

	Three Months ended September 30, 2016	For the period from February 2, 2016 (Date of Escrow) through September 30, 2016
Distributions	$191,372	$343,700
Weighted average number of Units outstanding	955,719	644,277
Weighted average distributions per Unit	$0.20	$0.53

9. Fair value measurements:

At September 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on a non-recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $19,176 at September 30, 2016. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Fair value of warrants at beginning of period	$—	$—
Unrealized gain on fair valuation of warrants	19,176	19,176
Fair value of warrants at end of period	$19,176	$19,176

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2016:

September 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.54
			Exercise price	$2.54
			Time to maturity (in years)	9.88
			Risk-free interest rate	1.60%
			Annualized volatility	100.00%

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Company’s financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable

The fair value of the Company’s notes receivable is generally estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market valuation techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,832,485	$4,832,485	$—	$—	$4,832,485
Notes receivable, net	501,315	—	—	501,315	501,315
Fair value of warrants	19,176	—	—	19,176	19,176

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$500	$500	$—	$—	$500

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150,000,000. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7,500,000 in gross proceeds. Such used of gross proceeds was eclipsed on July 6, 2016. The Fund is actively raising capital and, as of October 31, 2016, has received cumulative contributions in the amount of $12,771,570, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had a net loss of $147,553 and $179,561 for the respective three and nine months ended September 30, 2016.

The net loss for the three months ended September 30, 2016 was a result of total revenues of $174,272 that was lower than total expenses of $321,825. Total revenues mostly consisted of $142,399 of operating lease revenues. The net loss is mainly a result of depreciation and amortization expense of $100,299 recognized on assets placed in service during the quarter. Acquisition expense of $149,839 was related to lease asset acquision and loan funding activities. Cost reimbursements to affiliates of $28,099 was related to cost allocations with the Fund’s expanded asset base and operations. Additional expenses of $29,493 were related to accounting and audit fees, insurance expenses, printing and postage expenses related to cash distributions and regulatory filings of Form 10-Q for the second quarter of 2016.

The net loss for the nine months ended September 30, 2016 was a result of total revenues of $278,600 that were lower than total expenses of $458,161. Total revenues mostly consisted of $246,277 of operating lease revenues. The net loss is mainly a result of depreciation and amortization expense of $178,663 recognized on assets placed in service during the period. Acquisition expense of $149,839 was related to lease asset acquision and loan funding activities. Cost reimbursements to affiliates of $39,754 was related to cost allocations with the Fund’s expanded asset base and operations. Additional expenses were $68,003 related to accounting and audit fees, insurance expenses, printing and postage expenses related to cash distributions and regulatory filings of Form 10-Q for the first and second quarters of 2016.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4,832,485 and $500 at September 30, 2016 and December 31, 2015, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth the summary cash flow data:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Net cash (used in) provided by:
Operating activities	$(46,764)	$92,314
Investing activities	(1,279,032)	(5,060,227)
Financing activities	3,568,693	9,799,898
Net increase in cash and cash equivalents	$2,242,897	$4,831,985

The three months and nine months ended September 30, 2016

During the three and nine months ended September 30, 2016, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $4,397,720 and $11,835,100 for the respective three and nine months ended September 30, 2016. In addition, during the current year period, the Company began to realize cash flow from its portfolio of operating lease contracts.

During the respective three and nine months ended September 30, 2016, cash was primarily used for equipment purchases totaling $740,285 and $4,423,811, payment of selling commissions associated with the offering totaling $395,795 and $1,065,204, payment of syndication costs associated with the offering total $263,863 and $710,136, and payment of distribution to Members totaling $169,369 and $259,862 for the respective three and nine months ended September 30, 2016.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been made through September 30, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2016, and paid through September 30, 2016. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2016:

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Jan 2016 – Feb 2016 (Distribution of all escrow interest)	Apr 2016	$—		$21		$21		n/a	n/a
Feb 2016 – Aug 2016	Apr 2016 – Sep 2016	259,815		—		259,815		0.45	580,101
		$259,815		$21		$259,836		$0.45
Source of distributions
Lease and loan payments and sales proceeds received		$259,815	100.00%	$—	0.00%	$259,815	99.99%
Interest Income		—	0.00%	21	100.00%	21	0.01%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$259,815	100.00%	$21	100.00%	$259,836	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 – August 31, 2016.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2016, there were commitments to purchase lease assets totaling an approximate $3,306,750. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2016:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	1,184,267	$11,835,600
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$236,712	$828,492	$1,065,204
Other syndication costs	—	$710,136	$710,136
Total expenses	$236,712	$1,538,628	$1,775,340

(8) Net offering proceeds to the issuer after total expenses in item 7:	$ 10,060,260
(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
	equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$135,022	$4,423,811	$4,558,833
Investment in notes receivable	1,670	500,000	501,670
Distributions paid and accrued	34	343,700	343,734
Other expenses	—	458,160	458,160
	$136,726	$5,725,671	$5,862,397

(10) Net offering proceeds to the issuer after total expenses in item 9:	$ 4,197,863

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

Date: November 10, 2016

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