Form 10-K
period 2016-12-31
ATEL 17, LLC
filed 2017-03-20
CIK 1640982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2016
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

Registrant’s telephone number, including area code: (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2017 was 1,587,264.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

ATEL 17, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 16, 2015 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability company. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue as provided in the ATEL 17, LLC limited liability company operating agreement dated April 24, 2015 (the “Operating Agreement”). Contributions in the amount of $500 were received as of April 28, 2015, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering will terminate not later than January 5, 2018.

As of December 31, 2016, cumulative gross contributions less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $14.8 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 1,475,864 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will generate a favorable overall return to investors and (i) preserve, protect and return the Fund’s invested capital; (ii) generate regular cash distributions to Unit holders during the Offering Stage and Operating Stage of the Fund, with any balance remaining after required minimum distributions, equal to not less than 8% nor more than 10% per annum on investors’ Original Invested Capital, to be used to purchase additional investments during the first six years after the year the offering terminates; and (iii) provide additional cash distributions during the Liquidating Stage, commencing with the end of the six year reinvestment period and continuing until all investment portfolio assets have been sold or otherwise disposed.

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company. (See Note 6, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.) The Company is required to maintain reasonable cash reserves for working capital, for the repurchase of Units and for contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

Narrative Description of Business

The Company has acquired and intends to acquire various types of new and used equipment subject to leases and to make loans secured by equipment acquired by its borrowers. The Company’s primary investment objective is to acquire investments primarily in low-technology, low-obsolescence capital equipment such as the core operating equipment used by companies in the manufacturing, mining and transportation industries. A portion of the portfolio will include some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment.

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2016, the Company has purchased equipment with a total acquisition price of $7.1 million. The Company has also funded investments in notes receivable totaling $1.5 million through December 31, 2016.

As of the date of the final commitment of its proceeds from the sale of Units, the Company’s objective is to have at least 75% of its investment portfolio (by cost) consist of equipment leased to lessees that the Manager deems to be high quality corporate credits and/or leases guaranteed by such high quality corporate credits. High quality corporate credits are lessees or guarantors who have a credit rating by Moody’s Investors Service, Inc. of “Baa3” or better, or the credit equivalent as determined by the Manager, or are public and private corporations with substantial revenues and histories of profitable operations, as well as established hospitals with histories of profitability or municipalities. The remaining 25% of the initial investment portfolio may include equipment lease transactions and other debt or equity financing for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 25% of the portfolio may be growth capital financing investments. No more than 25% of the initial portfolio, by cost, will consist of these growth capital financing investments.

The equipment financing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the type of financing, the lease or loan term and type of equipment. The ability of the Company to keep the equipment leased and the terms of purchase, lease and sale of equipment depends on various factors (many of which neither the Managing Member nor the Company can control), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The Managing Member will use its best efforts to diversify lessees by geography and industry and to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Company, and will apply the following policies: (i) The Managing Member will seek to limit the amount invested in equipment or property leased to any single lessee to not more than 20% of the aggregate purchase price of investments as of the final commitment of net offering proceeds; (ii) in no event will the Company’s equity investment in equipment or property leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $30,000,000); and (iii) the Managing Member will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this last limitation is a general guideline only, and the Company may acquire equipment from a single manufacturer in excess of the stated percentage during the offering period and before the offering proceeds are fully invested, or if the Managing Member deems such a course of action to be in the Company’s best interest.

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues and long-lived assets relate to customers domiciled in North America.

The business of the Company is not seasonal. The Company has no full time employees. Employees of the Managing Member and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to the Managing Member and affiliates per the Operating Agreement.

For further information refer to the financial statements and footnotes.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the US, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2016 and the industries to which the assets have been leased:

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Railroad	$1,956,195	27.64%
Paper Processing	1,057,551	14.94%
Marine	1,041,158	14.71%
Containers	859,560	12.15%
Agriculture	741,827	10.48%
Material Handling	577,081	8.15%
Aviation	461,950	6.53%
Construction	284,782	4.02%
Transportation	96,699	1.38%
	$7,076,803	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$1,956,195	27.64%
Agriculture	1,123,308	15.87%
Paper and allied products	1,057,551	14.94%
Utilities	1,041,158	14.71%
Refuse systems	859,560	12.15%
Tramsportation, air	461,950	6.53%
Industrial machinery	306,260	4.33%
Transportation services, other	270,821	3.83%
	$7,076,803	100.00%

From inception to December 31, 2016, the Company has not disposed of any leased assets.

For further information regarding the Company’s equipment lease portfolio as of December 31, 2016, see Note 5, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2016 and the industries to which the assets have been financed:

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Miscellaneous	$1,500,000	100.00%

Industry of Lessee	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Health services	$1,000,000	66.67%
Manufacturing	500,000	33.33%
	$1,500,000	100.00%

From inception to December 31, 2016, there were no terminated loans.

For further information regarding the Company’s notes receivable portfolio as of December 31, 2016, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2. PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3. LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2016, a total of 248 investors were Unitholders of record in the Company.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to National Association of Securities Dealers (“NASD”) Rule 2340, Customer Account Statements, and FINRA Rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities an estimated per share value for the DPP. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934.

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

Disclosure

As noted above, the estimated value per Unit reported in this Form 10-K has been calculated as of December 31, 2016 using the “Net Investment Methodology” described above under “Methodologies.”

ATEL 17, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

1.	For the customer statements first provided after April 11, 2016, the disclosure was first made in a quarterly report on Form 10-Q filed for the quarter ended March 31, 2016.
2.	For the subsequent annual disclosures of estimated per Unit values as of December 31 of 2016 and each succeeding year through the termination of the Fund, these FINRA compliant estimated per Unit values have been and will be calculated and included in the Fund’s annual Form 10-K filing for each year.

Fund 17, LLC Unit Valuation

The estimated value per Unit of ATEL 17, LLC at December 31, 2016 as determined, and derived under the guidelines of the Net Investment Methodology equals $8.70.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016. Additional distributions have been consistently made through December 31, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2016, and paid through December 31, 2016. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 17, LLC Prospectus dated January 5, 2016 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

Cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table summarizes distribution activity for the Fund from inception through December 31, 2016 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Jan 2016 – Feb 2016
(Distribution of all escrow interest)	Apr 2016	$—		$21		$21		n/a	n/a
Feb 2016 – Nov 2016	Apr 2016 – Dec 2016	492,488		—		492,488		0.64	770,832
		$492,488		$21		$492,509		$0.64
Source of distributions
Lease and loan payments and sales proceeds received		$492,488	100.00%	$—	0.00%	$492,488	100.00%
Interest Income		—		21	100.00%	21
		$492,488	100.00%	$21	100.00%	$492,509	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 – November 30, 2016.
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

ATEL 17, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 16, 2015 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities.

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the Limited Liability Company Units (“Units”) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering will terminate not later than January 5, 2018. As of December 31, 2016, 1,475,864 Units were issued and outstanding.

During 2016, the Company initiated its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested and will reinvest cash flow in excess of certain amounts required to be distributed to the members and/or utilized its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ends December 31, 2022, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Operating Agreement.

The Company may continue until terminated as provided in the Operating Agreement. Periodic distributions are paid at the discretion of the Managing Member.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the year 2016. The utilization percentage of existing assets under lease was 100% at December 31, 2016.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2016 Results

The Company’s initial year of investment offering and operations generated a net loss of $234 thousand. Such loss reflects net revenues generated, approximating $473 thousand, offset by both cash and non-cash expenses of slightly less than $707 thousand.

Revenues

Net revenues for 2016 approximated $473 thousand. Operating lease revenues of $432 thousand, or 91%, represents the major component of such net revenues; it reflects cash flows on almost $7.1 million of assets purchased for purpose of leasing. An additional $27 thousand, or 6%, of net revenues relates to interest income on notes receivable from almost $1.5 million of notes receivable net of unearned interest income. The remaining components of net revenues are comprised of other income and an unrealized loss on the fair valuation of warrants.

Expenses

Total expenses for 2016 approximated $707 thousand. Depreciation on operating lease assets totaling $311 thousand, or 44%, represents the most significant component of the Company’s 2016 expenses; and relates to the more than $7.1 million of assets purchased and placed in service during the year. Another asset-related component expense is reflect by $158 thousand, or 22%, of total expenses incurred pursuant to the acquisition of the lease assets. Other notable expense components are: cost reimbursement to affiliates of $74 thousand, or 11%, for services rendered in the day to day operations of the Company, professional fees of $43 thousand, or 6%, mostly related to accounting and legal; and asset management fees to the managing member of $41 thousand, or near 6%. The remaining component expenses of note are comprised of outside/third-party services and amortization of initial direct costs.

Capital Resources and Liquidity

At December 31, 2016, the Company’s cash and cash equivalents totaled $3.4 million. The liquidity of the Company varies, increasing to the extent cash flows from Units sold, leases and proceeds of asset sales exceed expenses and decreasing as lease and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data:

	2016	2015
Net cash (used in) provided by:
Operating activities	$159,625	$—
Investing activities	(8,776,456)	—
Financing activities	12,045,777	500
Net increase in cash and cash equivalents	$3,428,946	$500

2016 Results, Initial year of operations

During 2016, the Company’s primary sources of liquidity were cash flows from members’ capital contributions from the sale of Units totaling $12.5 million net of sales commissions and syndication costs. Cash provided by operations was $159 thousand.

During 2016, cash was primarily used to acquire operating lease assets and investments in notes receivable totaling $8.6 million and to pay $201 thousand of initial direct costs. Distributions paid to Members totaled $493 thousand.

Distributions

The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been consistently made through December 31, 2016. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2016, there were two commitments to purchase lease assets and fund investments in notes receivable totaling $1.1 million and $1.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 17, LLC

We have audited the accompanying balance sheets of ATEL 17, LLC (the “Company”) as of December 31, 2016 and 2015, and the related statement of operations, changes in member’s capital and cash flows for the year ended December 31, 2016, and the statement of changes in members’ capital, and cash flows for the period from April 16, 2015 (date of inception) through December 31, 2015. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 17, LLC as of December 31, 2016 and 2015, and the results of its operations and cash flows for the year ended December 31, 2016, and its cash flows for the period from April 16, 2015 (date of inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 17, 2017

ATEL 17, LLC

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
Cash and cash equivalents	$3,429,446	$500
Accounts receivable	108,428	—
Notes receivable, net of unearned interest income of $259,086 at December 31, 2016	1,451,285	—
Warrants, fair value	51,297	—
Investments in equipment and leases, net of accumulated depreciation of $310,876 at December 31, 2016	6,933,005	—
Prepaid expenses and other assets	16,265	—
Total assets	$11,989,726	$500
LIABILITIES AND MEMBERS' CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$3,824	$—
Affiliates	55,470	—
Accrued distributions to Other Members	116,557	—
Other	14,740	—
Unearned operating lease income	103,485	—
Total liabilities	294,076	—
Commitments and contingencies
Members’ capital:
Managing Member	416	500
Other Members	11,695,234	—
Total Members’ capital	11,695,650	500
Total liabilities and Members’ capital	$11,989,726	$500

See accompanying notes.

ATEL 17, LLC

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2016

Revenues:
Leasing and lending activities:
Operating lease revenue	$431,884
Notes receivable interest income	26,814
Unrealized loss on fair value adjustment of warrants	(4,081)
Other	18,132
Total revenues	472,749
Expenses:
Depreciation of operating lease assets	310,876
Asset management fees to Managing Member	41,204
Acquisition expense	157,966
Cost reimbursements to Managing Member and/or affiliates	74,451
Amortization of initial direct costs	28,042
Professional fees	43,163
Outside services	31,099
Taxes on income and franchise fees	8,000
Other	12,006
Total expenses	706,807
Net loss	$(234,058)
Net loss:
Managing Member	$(23)
Other Members	(234,035)
$(234,058)
Net loss per Limited Liability Company Unit (Other Members)	$(0.28)
Weighted average number of Units outstanding	832,350

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPTIAL

FOR THE YEAR ENDED DECEMBER 31, 2016 AND
FOR THE PERIOD FROM APRIL 16, 2015 (Date of Inception)
THROUGH DECEMBER 31, 2015

		Amount
	Units	Other Members	Managing Member	Total
Member's capital as of April 16, 2015 (Date of inception)	—	$—	$—	$—
Capital contributions	50	—	500	500
Balance December 31, 2015	50	—	500	500
Capital contributions	1,475,814	14,751,070	—	14,751,070
Less selling commissions to affiliates	—	(1,327,641)	—	(1,327,641)
Syndication costs	—	(885,094)	—	(885,094)
Distributions to Other Members ($0.73 per Unit)	—	(609,066)	—	(609,066)
Distributions to Managing Member	—	—	(61)	(61)
Net loss	—	(234,035)	(23)	(234,058)
Balance December 31, 2016	1,475,864	$11,695,234	$416	$11,695,650

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND
FOR THE PERIOD FROM APRIL 16, 2015 (Date of Inception)
THROUGH DECEMBER 31, 2015

	2016	2015

Operating activities:
Net loss	$(234,058)	$—
Adjustment to reconcile net loss to net cash provided by operating activities:
Accretion of note discount – warrants	(2,130)
Depreciation of operating lease assets	310,876	—
Amortization of initial direct costs	28,042	—
Unrealized loss on fair valuation of warrants	4,081	—
Changes in operating assets and liabilities:
Accounts receivable	(108,428)	—
Prepaid expenses and other assets	(16,265)	—
Accounts payable, Managing Member	3,812	—
Accounts payable, other	14,740	—
Accrued liabilities, affiliates	55,470	—
Unearned operating lease income	103,485	—
Net cash provided by operating activities	159,625	—
Investing activities:
Purchases of equipment on operating leases	(7,076,803)	—
Payments of initial direct costs	(200,771)	—
Note receivable and warrants advances	(1,500,000)	—
Principal payments received on notes receivable	1,118	—
Net cash used in investing activities	(8,776,456)	—
Financing activities:
Selling commissions to affiliates	(1,327,641)	—
Syndication costs paid to Managing Member and affiliates	(885,094)	—
Distributions to Other Members	(492,509)	—
Distributions to Managing Member	(49)	—
Capital contributions	14,751,070	500
Net cash provided by financing activities	12,045,777	500
Net increase in cash and cash equivalents	3,428,946	500
Cash at beginning of period	500	—
Cash at end of period	$3,429,446	$500
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1,600
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$116,557
Distributions payable to Managing Member at year-end	$12

See accompanying notes.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 17, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 16, 2015 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability company. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue as provided in the ATEL 17, LLC limited liability operating agreement dated April 24, 2015 (the “Operating Agreement”). Contributions in the amount of $500 were received as of April 28, 2015, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering will terminate no later than January 5, 2018.

As of December 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $14.8 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 1,475,864 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to members, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed.

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company. (See Note 6, Related party transactions.) The Company is required to maintain reasonable cash reserves for working capital, for the repurchase of Units and for contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2016, and the related statement of operations, changes in members’ capital, and cash flows for the year ended December 31, 2016 and for the period from inception through December 31, 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

The Company began operations in 2016.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contract, and notes receivable which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivable, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating leases or notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If and when the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, the related notes may be placed on non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic region in which the Company seeks leasing opportunities is North America. For the year ended December 31, 2016, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $4 thousand on fair valuation of its warrants during 2016 which reduced the estimated fair value of the Company’s portfolio of warrants to $51 thousand.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the year ended December 31, 2016, the related provision for state income taxes was approximately $8 thousand. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2016 as follows:

2016
Financial statement basis of net assets	$11,695,650
Tax basis of net assets (unaudited)	13,445,408
Difference	$(1,749,758)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the year ended December 31, 2016:

2016
Net loss per financial statements	$(234,058)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(694,314)
Adjustments to revenues	107,566
Other	7,200
Loss per federal tax return (unaudited)	$(813,606)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of members Units outstanding during the year.

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

NOTES TO THE FINANCIAL STATEMENTS

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management will adopt the standard and is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2016, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Percentage of Total Equipment Cost
Industry	2016
Railroad	28%
Agriculture	16%
Paper Processing	15%
Utilities	15%
Refuse systems	12%

During 2016, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2016
Cargill, Inc.	Agriculture	25%
Indiana Michigan Power Company	Marine	20%
Waste Management of New York, LLC	Refuse systems	18%
Schenker, Inc.	Materials handling	10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2016, the original terms of the notes are 36 months with an interest rate of 11.45% per annum. The notes are secured by the equipment financed and have a maturity dates of 2019.

As of December 31, 2016, the minimum future payments receivable are as follows:

Year ending December 31, 2017	$615,440
2018	584,094
2019	508,434
2020	50,000
1,757,968
Less: portion representing unearned interest income	(259,087)
Less: warrants – notes receivable discount	(53,247)
1,445,634
Unamortized initial direct costs	5,651
Notes receivable, net	$1,451,285

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

IDC amortization expense related to notes receivable and the Company’s operating leases for the year ended December 31, 2016 are as follows:

IDC amortization – notes receivable	$317
IDC amortization – lease assets	27,725
Total	$28,042

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2015	Additions	Depreciation/ Amortization Expense	Balance December 31, 2016
Net investment in operating leases	$—	$7,076,803	$(310,876)	$6,765,927
Initial direct costs, net of accumulated amortization of $27,725 at December 31, 2016	—	194,803	(27,725)	167,078
Total	$—	$7,271,606	$(338,601)	$6,933,005

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $311 thousand for the year ended December 31, 2016. IDC amortization expense related to the Company’s operating and notes receivable totaled $28 thousand.

All of the Company’s lease asset purchases and capital improvements were made during the year 2016.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance December 31, 2016
Transportation, rail	$—	$1,956,195	$—	$1,956,195
Paper processing	—	1,057,551	—	1,057,551
Marine vessels	—	1,041,158	—	1,041,158
Containers	—	859,560	—	859,560
Agriculture	—	741,827	—	741,827
Materials handling	—	577,081	—	577,081
Aviation	—	461,950	—	461,950
Construction	—	284,782	—	284,782
Trucks/trailers	—	96,699	—	96,699
	—	7,076,803	—	7,076,803
Less accumulated depreciation	—	(310,876)	—	(310,876)
Total	$—	$6,765,927	$—	$6,765,927

The average estimated residual value for assets on operating leases was 48% of the assets’ original cost at December 31, 2016. There were no operating leases in non-accrual status at December 31, 2016.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

At December 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows:

Operating Leases
Year ending December 31, 2017	$1,092,393
2018	1,092,393
2019	1,072,081
2020	890,825
2021	447,923
Thereafter	483,472
$5,079,087

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessel	20 – 30
Containers	15 – 20
Aviation	15 – 20
Paper processing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10

6. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by the Managing Member and/or affiliates for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of investments.

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

6. Related party transactions: - (continued)

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the year ended December 31, 2016 as follows:

2016
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$1,327,641
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	885,094
Administrative costs reimbursed to Managing Member and/or affiliates	74,451
Asset management fees to Managing Member	41,204
Acquisition and initial direct costs paid to Managing Member	358,737
$2,687,127

7. Commitments:

At December 31, 2016, there were two commitments to purchase lease assets and to fund investments in notes receivable totaling $1.1 million and $1.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

8. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

9. Members’ capital:

A total of 1,475,864 Units were issued and outstanding at December 31, 2016, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

9. Members’ capital: - (continued)

The Fund’s net income or net losses are to be allocated 100% to the members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial members. Commencing with the initial closing date, net income and net loss are to be allocated 99.99% to the members and 0.01% to the Managing Member.

Fund distributions are to be allocated 0.01% to the Managing Member and 99.99% to the members. The Company commenced periodic distributions in February 2016.

Distributions to the members for the year ended December 31, 2016 were as follows:

For the period from February 2, 2016 (Date of Escrow) through December 31, 2016
Distributions	$609,066
Weighted average number of Units outstanding	832,350
Weighted average distributions per Unit	$0.73

10. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

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

At December 31, 2016, only the Company’s warrants were measured on a recurring basis. The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2016, the calculated fair value of the Fund’s warrant portfolio approximated $51 thousand. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets:

2016
Fair value of warrants at beginning of period	$—
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	55,378
Unrealized loss on fair valuation of warrants	(4,081)
Fair value of warrants at end of period	$51,297

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2016:

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.54 – $2.98
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	9.63 – 14.95
			Risk-free interest rate	2.43% – 2.62%
			Annualized volatility	49.08% – 108.99%

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

The Company determines the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Commitments and Contingencies

Management has determined that no recognition for the fair value of the Company’s loan commitments is necessary because their terms are made on a market rate basis and require borrowers to be in compliance with the Company’s credit requirements at the time of funding.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2016 and 2015:

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,429,446	$3,429,446	$—	$—	$3,429,446
Notes receivable, net	1,451,285	—	—	1,451,285	1,451,285
Fair value of warrants	51,297	—	—	51,297	51,297

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$500	$500	$—	$—	$500

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of the Management of the Managing Member; and
(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2016.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Managing Member, LLC (the “Managing Member” or “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ACG and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performs distribution services in connection with the Company’s public offering of its Units.

The officers and directors of ATEL and its affiliates are as follows:

Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Managing Member, LLC (Managing Member)

Dean L. Cash, age 66, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 63, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 58, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2016.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2016 and 2015 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Asset Management Fee and Carried Interest

The Company pays the Manager an annual Asset Management Fee in an amount equal to 1.25% of the aggregate Purchase Price of Portfolio Assets acquired by the Fund through the end of each month during the period. Upon commencement of the Operating State; the period starting with the final sale of Units and ending six calendar years after the final sale of units, and the first two years of the Liquidating Stage; the period occurring after the Operating Stage until the final sale of units, the Company will pay the Manager an annual Asset Management Fee in an amount equal to an annualized 1.75% of the aggregate net Portfolio Assets, calculated for each month during the period as the aggregate Purchase Price of Portfolio Assets as of the end of the month, less the amount of the aggregate Purchase Price of Portfolio Assets attributable to Portfolio Assets which have been sold or otherwise disposed by the Fund through the end of the month. The Asset Management Fee payable for services rendered during the reminder of the Liquidating Stage will be equal to an annualized 1.75% of the Book Value of Fund Assets less total cash reported as of the end of the most recent prior fiscal quarter or year, as the case may be. The Asset Management Fee is paid on a monthly basis.

The Manager supervises performance of all management activities, including, among other activities: the acquisition and financing of the investment portfolio, collection of lease and loan revenues, monitoring compliance by lessees borrowers with their contract terms, assuring that investment assets are being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of equipment and property in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. The Manager intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

The Manager also receives, as its Carried Interest, an amount equal to 0.01% of all Company Distributions.

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor’s understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states’ merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund’s prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interest payable to a sponsor and its affiliates under the NASAA Fee Limitation.

Asset Management Fee Limit.  The Asset Management Fee Limit will be calculated each year during the Fund’s term by calculating the maximum amount of fees that would be payable to the Manager from the Initial Closing Date though the end of the year in question under Article IV, Sections C through G, and Article V, Section F, of the North American Securities Administrators Association Statement of Policy on Equipment Programs in effect as of the initial effective date of the Fund’s Registration Statement on Form S-1 for the initial public offering of its Units (the “NASAA Guidelines”). For purposes of the application of the NASAA Guidelines, all Portfolio Assets will be deemed “Equipment” as defined in the NASAA Guidelines. To the extent that the total amount paid to the Manager through the end of such year as the Asset Management Fee and the Carried Interest would cause the total compensation to exceed the aggregate amount of fees that would have been payable a calculated under the NASAA Guidelines through the end of that year, the Asset Management Fee and/or Carried Interest for the year will be reduced to equal the maximum aggregate fees that would have been payable under the NASAA Guidelines through the end of that year. The limitations set forth in this Section 8.3 will be subject to adjustment pursuant to the limitations imposed under Section 15.7 relating to the Minimum Investment in Equipment.

Minimum Investment in Equipment/Maximum Front-End Fees.  The Manager must commit not less than 85.875% of the Gross Proceeds to Investment in Equipment, with the balance thereof available to pay Organization and Offering Expenses and Front End Fees, however designated. Under the North American Securities Administrators Association, Inc. (“NASAA”) Statement of Policy concerning Equipment Programs in effect as of the initial effective date of the Fund’s Registration Statement on Form S-1 for the initial public offering of its Units (referred to herein as the “NASAA Guidelines”), the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, which shall be deemed to be Portfolio Assets for the purposes of this Agreement, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s Portfolio Assets; or (ii) 75% of such Gross Proceeds. The maximum amounts to be paid under the terms of this Agreement are subject to the application of the Asset Management Fee Limit provided in Section 8.3, which limits the annual amount payable to the Manager and its Affiliates as the Asset Management Fee and the Carried Interest to an aggregate not to exceed the maximum amount of fees that would be payable to the Manager under specified provisions of the NASAA Guidelines. Upon completion of the offering of Units, final commitment of Net Proceeds to acquisition of Portfolio Assets and establishment of final levels of permanent portfolio debt encumbering such Portfolio Assets, the Manager shall calculate the maximum carried interest and promotional interest payable to the Manager and its Affiliates under the NASS Guidelines and compare such total permitted fees to the total of the Asset Management Fee and Carried Interest. If and to the extent that the fees exceed the Asset Management Fee Limit provided in Section 8.3, the fees payable to the Manager and its Affiliates shall be reduced as described herein. In such event, Section 8.3 of this Agreement shall be amended immediately to reduce the amounts calculated as the Carried Interest by an amount sufficient to cause the total of such compensation to comply with the limitations in the NASAA Guidelines on the aggregate of promotional interests and carried interests. A comparison of the Front End Fees actually paid by the End and the NASAA Guideline maximums fixed as set forth above shall be repeated, and any required adjustments shall be made, at least annually thereafter.

See Note 6 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2016, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Financial Services, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0034%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 6 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2016, the Company incurred audit fees with its principal auditors totaling $31 thousand.

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
1.	Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective January 5, 2016 as filed on December 15, 2015 (File Number 333-203841) is hereby incorporated herein by reference

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2017

ATEL 17, LLC (Registrant)

By: ATEL Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)

By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)

By: /s/ Samuel Schussler Samuel Schussler, Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 17, 2017
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 17, 2017
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 17, 2017

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.