Form 10-Q
period 2017-03-31
ATEL 17, LLC
filed 2017-05-12
CIK 1640982

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2017 was 1,888,966.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016
(In Thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,970	$3,430
Accounts receivable, net	36	109
Notes receivable, net	1,318	1,451
Warrants, fair value	37	51
Investments in equipment and leases, net	6,985	6,933
Prepaid expenses and other assets	16	16
Total assets	$14,362	$11,990
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$10	$4
Affiliates	114	55
Accrued distributions to Other Members	142	117
Other	54	15
Unearned operating lease income	51	103
Total liabilities	371	294
Commitments and contingencies
Members’ capital:
Managing Member	1	1
Other Members	13,990	11,695
Total Members’ capital	13,991	11,696
Total liabilities and Members’ capital	$14,362	$11,990

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Leasing and lending activities:
Operating lease revenue	$278	$10
Notes receivable interest income	45	—
Unrealized loss on fair value adjustment of warrants	(14)	—
Other	2	—
Total revenues	311	10
Expenses:
Depreciation of operating lease assets	187	5
Asset management fees to Managing Member	35	1
Acquisition expense	98	—
Cost reimbursements to Managing Member and/or affiliates	49	2
Amortization of initial direct costs	13	1
Professional fees	13	—
Outside services	34	1
Taxes on income and franchise fees	(1)	2
Other	6	1
Total expenses	434	13
Net loss	$(123)	$(3)
Net loss:
Managing Member	$—	$—
Other Members	(123)	(3)
	$(123)	$(3)
Net loss per Limited Liability Company Unit (Other Members)	$(0.08)	$(0.01)
Weighted average number of Units outstanding	1,598,119	230,298

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE
THREE MONTHS ENDED MARCH 31, 2017
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2015	50	$—	1	$1
Capital contributions	1,475,814	14,751	—	14,751
Less selling commissions to affiliates	—	(1,328)	—	(1,328)
Syndication costs	—	(885)	—	(885)
Distributions to Other Members ($0.73 per Unit)	—	(609)	—	(609)
Net loss	—	(234)	—	(234)
Balance December 31, 2016	1,475,864	11,695	1	11,696
Capital contributions	323,262	3,220	—	3,220
Less selling commissions to affiliates	—	(290)	—	(290)
Syndication costs	—	(193)	—	(193)
Distributions to Other Members ($0.20 per Unit)	—	(319)	—	(319)
Net loss	—	(123)	—	(123)
Balance March 31, 2017 (Unaudited)	1,799,126	$13,990	$1	$13,991

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(123)	$(3)
Adjustment to reconcile net loss to net cash provided by operating activities:
Accretion of note discount – warrants	(5)	—
Depreciation of operating lease assets	187	5
Amortization of initial direct costs	13	1
Unrealized loss on fair value adjustment of warrants	14	—
Changes in operating assets and liabilities:
Accounts receivable	73	(10)
Prepaid expenses and other assets	—	(279)
Accounts payable, Managing Member	6	1
Accrued distributions to Other Members	25	—
Accounts payable, other	39	343
Accrued liabilities, affiliates	59	300
Unearned operating lease income	(52)	—
Net cash provided by operating activities	236	358
Investing activities:
Purchases of equipment on operating leases	(222)	(642)
Payments of initial direct costs	(29)	(17)
Principal payments received on notes receivable	137	—
Net cash used in investing activities	(114)	(659)
Financing activities:
Selling commissions to affiliates	(290)	(335)
Syndication costs paid to Managing Member and affiliates	(193)	—
Distributions to Other Members	(319)	—
Capital contributions	3,220	3,719
Net cash provided by financing activities	2,418	3,384
Net increase in cash and cash equivalents	2,540	3,083
Cash at beginning of period	3,430	1
Cash at end of period	$5,970	$3,084
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1	$—
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$142	$33

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Such level of gross proceeds was eclipsed on July 6, 2016.

As of March 31, 2017, cumulative contributions totaling approximately $18.0 million have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 1,799,126 Units were issued and outstanding. The Fund is actively raising capital and, as of April 30, 2017, has received cumulative contributions in the amount of $18.9 million, inclusive of the $500 initial member’s capital investment.

The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will generate a favorable overall return to investors and (i) preserve, protect and return the Fund's invested capital; (ii) generate regular cash distributions to Unit holders during the Offering Stage and Operating Stage of the Fund, with any balance remaining after required minimum distributions, equal to not less than 8% nor more than 10% per annum on investors' Original Invested Capital, to be used to purchase additional investments during the first six years after the year the offering terminates; and (iii) provide additional cash distributions during the Liquidating Stage, commencing with the end of the six year reinvestment period and continuing until all investment portfolio assets have been sold or otherwise disposed.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2017, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks financing opportunities is North America. Currently, 100% of the Company’s operating revenues are from customers domiciled in the United States.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2017 and 2016, the Company recorded unrealized loss of $14 thousand and $0, respectively, on fair valuation of its warrants. As of March 31, 2017 and December 31, 2016, the estimated fair value of the Fund’s portfolio of warrants amounted to $37 thousand and $51 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three months ended March 31, 2017 and 2016.

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

Emerging growth company:

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods, beginning after December 15, 2016. Early adoption is permitted. Management adopted the standard and the adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements or related disclosures.

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

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 months and bear interest at rates ranging from 11.45% to 11.80% per annum. The notes are secured by the equipment financed. The notes mature from 2019 through 2020. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2017 and December 31, 2016.

As of March 31, 2017, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2017	$439
Year ending December 31, 2018	584
2019	508
2020	50
1,581
Less: portion representing unearned interest income	(219)
Less: Warrants – notes receivable discount	(49)
1,313
Unamortized initial direct costs	5
Notes receivable, net	$1,318

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2017 are as follows (in thousands):

	For the three months ended March 31,
	2017	2016
IDC amortization – notes receivable	$1	$—
IDC amortization – lease assets	12	1
Total	$13	$1

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Depreciation/ Amortization Expense	Balance March 31, 2017
Net investment in operating leases	$6,766	$222	$(187)	$6,801
Initial direct costs, net of accumulated amortization of $40 at March 31, 2017 and $28 at December 31, 2016	167	29	(12)	184
Total	$6,933	$251	$(199)	$6,985

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2016 through February 2017.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2017 and 2016.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $187 thousand and $5 thousand for the three months ended March 31, 2017 and 2016, respectively. IDC amortization expense related to the Company’s operating leases totaled $12 thousand and $1 thousand for the three months ended March 31, 2017 and 2016, respectively.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Balance March 31, 2017
Transportation, rail	$1,956	$—	$1,956
Paper processing	1,058	—	1,058
Marine vessels	1,041	—	1,041
Containers	860	—	860
Agriculture	742	—	742

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net: - (continued)

	Balance December 31, 2016	Additions	Balance March 31, 2017
Materials handling	577	—	577
Aviation	462	—	462
Construction	285	222	507
Transportation	96	—	96
	7,077	222	7,299
Less accumulated depreciation	(311)	(187)	(498)
Total	$6,766	$35	$6,801

The average estimated residual value for assets on operating leases was 47% and 48% of the assets’ original cost at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2017	$857
Year ending December 31, 2018	1,143
2019	1,122
2020	941
2021	456
2022	244
Thereafter	239
$5,002

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessel	20 – 30
Containers	15 – 20
Aviation	15 – 20
Paper processing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and perform services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications services and general administrative services are performed by AFS.

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

During the three months ended March 31, 2017 and 2016, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$290	$335
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	193	—
Special discounts	13	—
Administrative costs reimbursed to Managing Member and/or affiliates	49	2
Asset management fees to Managing Member	35	1
Acquisition and initial direct costs paid to Managing Member	127	17
	$707	$355

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $483 thousand and $335 thousand for the respective three months ended March 31, 2017 and 2016.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of March 31, 2017, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

7. Special Discounts:

The Fund will sell Units subject to volume discounts to investors who purchase more than $500 thousand of Units through the same broker dealer in this offering. In these instances the Fund will apply the reduced per unit price and appropriate scheduled sales commission, as detailed in the offering prospectus, to the entire purchase, not just the portion of the purchase price which exceeds the $500 thousand threshold. During the three month period ended March 31, 2017 volume discounts approximating $13 thousand were granted. These special discounts are reflected in the financial statements as a reduction of Members’ Capital.

8. Commitments:

At March 31, 2017, there were commitments to purchase lease assets and to fund investments in notes receivable totaling $3.3 million and $1.9 million, respectively. The amounts represent March 31, 2017 contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

9. Members’ Capital:

Totals of 1,799,126 and 1,475,864 Units were issued and outstanding as of March 31, 2017 and December 31, 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three months ended March 31, 2017 and for the period from February 2, 2016 (Date of Escrow) to March 31, 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31, 2017	For the period from February 2, 2016 (Date of Escrow) through March 31, 2016
Distributions	$319	$33
Weighted average number of Units outstanding	1,598,119	230,298
Weighted average distributions per Unit	$0.20	$0.14

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements:

At March 31, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had certain assets that required measurement at fair value on a non-recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $37 thousand and $51 thousand at March 31, 2017 and December 31, 2016, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Three Months Ended March 31, 2017
Fair value of warrants at beginning of period	$51
Unrealized loss on fair valuation of warrants	(14)
Fair value of warrants at end of period	$37

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2017 and December 31, 2016:

March 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.54 – $2.98
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	9.38 – 14.70
			Risk-free interest rate	2.37% – 2.57%
			Annualized volatility	42.36% – 47.58%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.54 – $2.98
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	9.63 – 14.95
			Risk-free interest rate	2.43% – 2.62%
			Annualized volatility	49.08% – 108.99%

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,970	$5,970	$—	$—	$5,970
Notes receivable, net	1,318	—	—	1,318	1,318
Warrants, fair value	37	—	—	37	37

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,430	$3,430	$—	$—	$3,430
Notes receivable, net	1,451	—	—	1,451	1,451
Warrants, fair value	51	—	—	51	51

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Such used of gross proceeds was eclipsed on July 6, 2016. The Fund is actively raising capital and, as of April 30, 2017, has received cumulative contributions in the amount of $18.9 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The three months ended March 31, 2017 versus the three months ended March 31, 2016.

The Company had net losses of $123 thousand and $3 thousand for the respective three months ended March 31, 2017 and 2016. The Company continues in its offering stage, as such it had just commenced during the prior year period.

Revenues

Net revenues for the three months ended March 31, 2017 approximated $311 thousand. Operating lease revenues of $278 thousand represents revenues earned on near $7.3 million of lease assets purchased to satisfy lessee demands since operations commenced. An additional $45 thousand of net revenues relates to interest income on notes receivable related to an approximate $1.5 million of notes receivable transactions net of unearned interest income. The remaining components of net revenues represent other income and an unrealized loss on the fair valuation of warrants.

Expenses

Total operating expenses for the three month period ended March 31, 2017 approximated $434 thousand. Depreciation on operating lease assets totaling $187 thousand represents the most significant component of the Company’s expenses for the three month period. In addition, acquisition expense totaled $98 thousand. The depreciation and acquisition expense were incurred pursuant to the acquisition of $7.3 million of lease assets since the inception of operations. Other notable expense components are: cost reimbursement to affiliates of $49 thousand, for services rendered in the day to day operations of the Company; asset management fees to the managing member of $35 thousand; and outside services of $34 thousand. The remainder of expenses includes professional services and amortization of initial direct costs. Operating expenses for the prior year period were de minimus.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $6.0 million and $3.4 million at March 31, 2017 and December 31, 2016, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth the summary cash flow data (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$236	$358
Investing activities	(114)	(659)
Financing activities	2,418	3,384
Net increase in cash and cash equivalents	$2,540	$3,083

The three month periods ended March 31, 2017 and 2016

During the three months ended March 31, 2017 and 2016, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $3.2 million and $3.7 million for the respective three months ended March 31, 2017 and 2016.

During the respective quarterly periods, ending March 31, 2017 and 2016, cash was primarily used for lease equipment purchases of $222 thousand and $642 thousand; and for selling commissions, $290 thousand and $335 thousand. In addition, cash was also used during the initial quarter of 2017 to subsidize syndication costs of $193 thousand and to fund distributions to Other Members of $319 thousand.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been made through March 31, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2017, and paid through March 31, 2017. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2017 (in thousands except for units and per unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Feb 2016 – Nov 2016	Apr 2016 – Dec 2016	492		—		492		0.64	770,832
Dec 2016 – Feb 2017	Jan 2017 – Mar 2017	294		—		294		0.20	1,507,091
		$786		$—		$786		$0.84
Source of distributions
Lease and loan payments and sales proceeds received		$786	100.00%	$—	0.00%	$786	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$786	100.00%	$—	0.00%	$786	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2, 2016 – November 30, 2016, and from December 1, 2016 – February 28, 2017 respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2017, there were commitments to purchase lease assets and to fund investments in notes receivable totaling an approximate $3.3 million and $1.9 million, respectively. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 summary of significant accounting policies.

Significant Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s significant accounting policies since December 31, 2016.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2017:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold (in thousands)
Units of Limited Company Interest	15,000,000	$150,000,000	1,799,126	$17,984
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$360	$1,258	$1,618
Other syndication costs	—	1,078	1,078
Total expenses	$360	$2,336	$2,696

(8) Net offering proceeds to the issuer after the total expenses in item 7 (in thousands):	$ 15,288
(9) The amount of the net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$224	$7,299	$7,523
Investment in notes receivable	6	1,500	1,506
Distributions paid and accrued	—	928	928
Other expenses	—	830	830
	$230	$10,557	$10,787
(10) Net offering proceeds to the issuer after the total investments and distributions in item 9 (in thousands):			$4,501

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

Date: May 11, 2017

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