Form 10-Q
period 2017-06-30
ATEL 17, LLC
filed 2017-08-10
CIK 1640982

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

The number of Limited Liability Company Units outstanding as of July 31, 2017 was 2,150,495.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016
(In Thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,118	$3,430
Due from Managing Member	4	—
Accounts receivable, net	64	109
Notes receivable, net	1,213	1,451
Warrants, fair value	47	51
Investments in equipment and leases, net	9,855	6,933
Prepaid expenses and other assets	37	16
Total assets	$16,338	$11,990
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$4
Affiliates	137	55
Accrued distributions to Other Members	180	117
Other	10	15
Unearned operating lease income	55	103
Total liabilities	382	294
Commitments and contingencies
Members’ capital:
Managing Member	1	1
Other Members	15,955	11,695
Total Members’ capital	15,956	11,696
Total liabilities and Members’ capital	$16,338	$11,990

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating lease revenue	$298	$94	$576	$104
Notes receivable interest income	42	—	87	—
Unrealized gain (loss) on fair value adjustment of warrants	10	—	(4)	—
Other	2	—	4	—
Total revenues	352	94	663	104
Expenses:
Depreciation of operating lease assets	214	73	401	78
Asset management fees to Managing Member	23	7	58	8
Acquisition expense	58	—	156	—
Cost reimbursements to Managing Member and/or affiliates	72	10	121	12
Provision for credit losses	9	—	9	—
Amortization of initial direct costs	13	9	26	10
Professional fees	49	8	62	8
Outside services	22	12	56	13
Other	7	4	12	7
Total expenses	467	123	901	136
Net loss	$(115)	$(29)	$(238)	$(32)
Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(115)	(29)	(238)	(32)
	$(115)	$(29)	$(238)	$(32)
Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.05)	$(0.13)	$(0.07)
Weighted average number of Units outstanding	1,954,524	597,816	1,777,306	453,259

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE
SIX MONTHS ENDED JUNE 30, 2017
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2015	50	$—	$1	$1
Capital contributions	1,475,814	14,751	—	14,751
Syndication costs	—	(2,213)	—	(2,213)
Distributions to Other Members ($0.73 per Unit)	—	(609)	—	(609)
Net loss	—	(234)	—	(234)
Balance December 31, 2016	1,475,864	$11,695	1	$11,696
Capital contributions	613,989	6,127	—	6,127
Syndication costs	—	(919)	—	(919)
Distributions to Other Members ($0.40 per Unit)	—	(710)	—	(710)
Net loss	—	(238)	—	(238)
Balance June 30, 2017 (Unaudited)	2,089,853	$15,955	$1	$15,956

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating activities:
Net loss	$(115)	$(29)	$(238)	$(32)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of note discount – warrants	(4)	—	(9)	—
Depreciation of operating lease assets	214	73	401	78
Amortization of initial direct costs	13	9	26	10
Provision for credit losses	9	—	9	—
Unrealized (gain) loss on fair value adjustment of warrants	(10)	—	4	—
Changes in operating assets and liabilities:
Accounts receivable	(37)	(45)	36	(54)
Prepaid expenses and other assets	(21)	144	(21)	(136)
Accounts payable, Managing Member	(14)	3	(8)	4
Accrued distributions to Other Members	38	—	63	—
Accounts payable, other	(44)	(281)	(5)	62
Accrued liabilities, affiliates	23	(120)	82	180
Unearned operating lease income	4	27	(48)	27
Net cash provided by (used in) operating activities	56	(219)	292	139
Investing activities:
Purchases of equipment on operating leases	(3,045)	(3,042)	(3,267)	(3,684)
Payments of initial direct costs	(52)	(80)	(81)	(97)
Principal payments received on notes receivable	109	—	246	—
Net cash used in investing activities	(2,988)	(3,122)	(3,102)	(3,781)
Financing activities:
Syndication costs paid to Managing Member and affiliates	(436)	(780)	(919)	(1,115)
Distributions to Other Members	(391)	(91)	(710)	(91)
Capital contributions	2,907	3,718	6,127	7,437
Net cash provided by financing activities	2,080	2,847	4,498	6,231
Net (decrease) increase in cash and cash equivalents	(852)	(494)	1,688	2,589
Cash at beginning of period	5,970	3,084	3,430	1
Cash at end of period	$5,118	$2,590	$5,118	$2,590
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$—	$2	$1	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$180	$62	$180	$62

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

As of June 30, 2017, cumulative contributions totaling approximately $20.9 million have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 2,089,853 Units were issued and outstanding. The Fund is actively raising capital and, as of July 31, 2017, has received cumulative contributions in the amount of $21.5 million, inclusive of the $500 initial member’s capital investment.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2017, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three and six months ended June 30, 2017, the Company recorded unrealized gain of $10 thousand and unrealized loss of $4 thousand on fair valuation of its warrants. By comparison, there was no gain or loss recorded for both the three and six months ended June 30, 2016 since the notes were acquired after June 30, 2016. As of June 30, 2017 and December 31, 2016, the estimated fair value of the Fund’s portfolio of warrants amounted to $47 thousand and $51 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2017 and 2016.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from in various industries, related to equipment on operating leases.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and expects the Update may potentially result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements. The Company’s implementation efforts include the identification of equity securities within the scope of the guidance, the evaluation of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 months and bear interest at rates ranging from 11.45% to 11.80% per annum. The notes are secured by the equipment financed. The notes mature from 2019 through 2020. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2017 and December 31, 2016.

As of June 30, 2017, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2017	$292
Year ending December 31, 2018	584
2019	508
2020	50
1,434
Less: portion representing unearned interest income	(181)
Less: Warrants – notes receivable discount	(44)
1,209
Unamortized initial direct costs	4
Less: allowance for credit losses	—
Notes receivable, net	$1,213

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net: - (continued)

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating leases for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
IDC amortization – notes receivable	$1	$—	$1	$—
IDC amortization – lease assets	12	9	25	10
Total	$13	$9	$26	$10

4. Allowance for credit losses:

The Company’s allowance for credit losses totaled $9 thousand and $0 at June 30, 2017 and December 31, 2016, respectively. All of such allowance were related to delinquent operating lease receivables.

The Company had no financing receivables on non-accrual or impaired status at both June 30, 2017 and December 31, 2016.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Depreciation/ Amortization Expense	Balance June 30, 2017
Net investment in operating leases	$6,766	$3,267	$(401)	$9,632
Initial direct costs, net of accumulated amortization of $53 at June 30, 2017 and $28 at December 31, 2016	167	81	(25)	223
Total	$6,933	$3,348	$(426)	$9,855

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2016 through June 2017.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2017 and 2016.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $214 thousand and $73 thousand for the three months ended June 30, 2017 and 2016, respectively, and $401 thousand and $78 thousand for the respective six months ended June 30, 2017 and 2016.

IDC amortization expense related to the Company’s operating leases totaled $12 thousand and $9 thousand for the three months ended June 30, 2017 and 2016, and $25 thousand and $10 thousand for the six months ended June 30, 2017 and 2016.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance June 30, 2017
Transportation, rail	$1,956	$1,724	$—	$3,679
Paper processing	1,058	—	—	1,058
Marine vessels	1,041	—	—	1,041
Mining	—	1,321	—	1,321
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	577	—	—	577
Aviation	462	—	—	462
Construction	285	222	—	507
Transportation, other	96	—	—	96
	7,077	3,267	—	10,343
Less accumulated depreciation	(311)	(401)	—	(712)
Total	$6,766	$2,866	$—	$9,631

The average estimated residual value for assets on operating leases was 40% and 48% of the assets’ original cost at June 30, 2017 and December 31, 2016, respectively. There were no operating leases in non-accrual status at June 30, 2017 and December 31, 2016.

At June 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2017	$740
Year ending December 31, 2018	1,481
2019	1,460
2020	1,279
2021	794
2022	583
Thereafter	746
$7,083

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessel	20 – 30
Containers	15 – 20
Aviation	15 – 20
Mining	10 – 15
Paper processing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related Party Transactions: - (continued)

During the three and six months ended June 30, 2017 and 2016, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$261	$334	$551	$669
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	175	446	368	446
Special discounts	—	—	13
Administrative costs reimbursed to Managing Member and/or affiliates	72	10	121	12
Asset management fees to Managing Member	23	7	58	8
Acquisition and initial direct costs paid to Managing Member	110	81	237	98
	$641	$878	$1,348	$1,233

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital, as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions, as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Such costs relating to the comparative three and six month periods ended June 30, 2017 and 2016, are listed below.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Administration and Other	$175	$446	$368	$446
Selling Commissions	261	334	551	669
Total Syndication Cost	$436	$780	$919	$1,115

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2017, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Special Discounts:

The Fund will sell Units subject to volume discounts to investors who purchase more than $500 thousand of Units through the same broker dealer in this offering. In these instances the Fund will apply the reduced per unit price and appropriate scheduled sales commission, as detailed in the offering prospectus, to the entire purchase, not just the portion of the purchase price which exceeds the $500 thousand threshold. During the three and six month period ended June 30, 2017 volume discounts approximating $0 and $13 thousand were granted, respectively. No volume discounts were granted in the comparative periods in 2016. These special discounts are reflected in the financial statements as a reduction to capital contribution in Members’ Capital.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities:

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of June 30, 2017, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company's assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank's Prime rate, which re-prices daily. At June 30, 2017, approximately $74 million was available under the facility, and the Company had no outstanding borrowings under the facility.

10. Commitments:

At June 30, 2017, there were commitments to purchase lease assets and to fund investments in notes receivable totaling $1.1 million and $2.0 million, respectively. The amounts represent June 30, 2017 contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

11. Members’ Capital:

Totals of 2,089,853 and 1,475,864 Units were issued and outstanding as of June 30, 2017 and December 31, 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and six months ended June 30, 2017 and for the three months and the period from February 2, 2016 (Date of Escrow) to June 30, 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30, 2017 and For The Period From February 2, 2016 (Date of Escrow) Through June 30, 2016
	2017	2016	2017	2016
Distributions	$391	$119	$710	$152
Weighted average number of Units outstanding	1,954,524	597,816	1,777,306	453,259
Weighted average distributions per Unit	$0.20	$0.20	$0.40	$0.34

12. Fair value measurements:

At June 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had certain assets that required measurement at fair value on a non-recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), time to maturity, the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $47 thousand and $51 thousand at June 30, 2017 and December 31, 2016, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets as of the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value of warrants at beginning of period	$37	$—	$51	$—
Unrealized gain (loss) on fair value adjustment for warrants	10	—	(4)	—
Fair value of warrants at end of period	$47	$—	$47	$—

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2017 and December 31, 2016:

June 30, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.98 – $3.88
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	9.13 – 14.45
			Risk-free interest rate	2.26% – 2.44%
			Annualized volatility	42.43% – 44.61%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.54 – $2.98
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	9.63 – 14.95
			Risk-free interest rate	2.43% – 2.62%
			Annualized volatility	49.08% – 108.99%

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,118	$5,118	$—	$—	$5,118
Notes receivable, net	1,213	—	—	1,213	1,213
Warrants, fair value	47	—	—	47	47

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,430	$3,430	$—	$—	$3,430
Notes receivable, net	1,451	—	—	1,451	1,451
Warrants, fair value	51	—	—	51	51

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Such used of gross proceeds was eclipsed on July 6, 2016. The Fund is actively raising capital and, as of July 31, 2017, has received cumulative contributions in the amount of $21.5 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The three months ended June 30, 2017 versus the three months ended June 30,

The Company had net losses of $115 thousand and $29 thousand for the respective three months ended June 30, 2017 and 2016. The Company continues in its offering stage, as such it had just commenced during the prior year.

Revenues

Total revenues for the three months ended June 30, 2017 increased by $258 thousand, or 3 times, as compared to prior year period. Such increase was largely due to a $204 thousand, or 217%, increase in operating lease revenues, mainly the result of new operating lease equipment acquisitions, and a $42 thousand increase in interest on notes receivable related to new investments in the notes receivable portfolio.

Expenses

Total operating expenses for the three months ended June 30, 2017 increased by $344 thousand, or 3 times, as compared to the prior year period. Such net increase was largely attributable to a $141 thousand, or 193%, increase in the depreciation on operating lease assets, mainly due to the addition of $8.0 million of equipment purchased for operating leases during the past twelve months; a $62 thousand, or six times, increase in cost reimbursements to Managing Member and/or affiliates, due to increased allocated costs consistent with the Fund’s expanded asset base and operations; a $58 thousand increase in acquisition expense due to the increase in lease asset acquisition since June 2016; a $41 thousand, or five times, increase in professional fees due to the year over year difference in timing and related billings for professional audit and tax services; a $10 thousand, or 83%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements and a $9 thousand increase in provision for credit losses related to delinquent accounts.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

The Company had net losses of $238 thousand and $32 thousand for the six months ended June 30, 2017 and 2016, respectively. The results for the first half of 2017 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the six months ended June 30, 2017 increased by $559 thousand, or 5 times, as compared to the prior year period. Such increase was largely due to a $472 thousand, or 5 times, increase in operating lease revenues, mainly the result of new operating lease equipment acquisitions and an $87 thousand increase in interest on notes receivable related to new investments in the notes receivable portfolio.

Expenses

Total expenses for the six months ended June 30, 2017 increased by $765 thousand, or 5 times, as compared to the prior year period. Such net increase in expenses was primarily the result of a $323 thousand, or 4 times, increase in the depreciation on operating lease assets, mainly due to the addition of $10.0 million of equipment purchased for operating leases since March 2016; a $156 thousand increase in acquisition expenses, due to an increase in lease asset acquisitions; a $109 thousand, or 9 times, increase in cost reimbursements to Managing Member and/or affiliates, due to an increase in indirect cost allocations consistent with the Fund’s expanded asset base and operations; a $54 thousand, or 7 times, increase in professional fees, due to year over year difference in timing and related billings for professional audit and tax services; a $50 thousand, or 6 times, increase in asset management fees paid to the Manager, primarily due to an increase in managed assets; a $43 thousand, or 3 times, increase, in outside services, indicative of additional efforts required to comply with certain regulatory requirements and a $16 thousand increase in amortization of initial direct costs, resulting from the acquisition of $8.2 million in new lease and note receivable assets and related amortization costs.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.1 million and $3.4 million at June 30, 2017 and December 31, 2016, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth the summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$56	$(219)	$292	$139
Investing activities	(2,988)	(3,122)	(3,102)	(3,781)
Financing activities	2,080	2,847	4,498	6,231
Net (decrease) increase in cash and cash equivalents	$(852)	$(494)	$1,688	$2,589

The three months ended June 30, 2017 versus the three months ended June 30, 2016

During the three months ended June 30, 2017 and 2016, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $2.9 million and $3.7 million for the respective three months ended June 30, 2017 and 2016. In addition, during the current year period, the Company realize increased cash inflow from its portfolio of operating lease contracts and notes receivable.

During the respective quarterly periods, ending June 30, 2017 and 2016, cash was primarily used for lease equipment purchases of $3.0 million for each period; and for syndication costs totaling $436 thousand and $780 thousand, respectively. In addition, cash was also used during the second quarter of 2017 and 2016 to fund distributions to Other Members of $391 thousand and $91 thousand, respectively.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

During the six months ended June 30, 2017 and 2016, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $6.1 million and $7.4 million for the respective six months ended June 30, 2017 and 2016. In addition, during the current year period, the Company realized increased cash inflow from its portfolio of operating lease contracts and notes receivable.

During the same respective six months ended June 30, 2017 and 2016, cash was primarily used for equipment purchases totaling $3.3 million and $3.7 million; and for syndication costs totaling $919 thousand and $1.1 million, respectively. In addition, cash was also used during the first half of 2017 and 2016 to fund distributions to Other Members of $710 thousand and $91 thousand, respectively.

Revolving credit facility

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of June 30, 2017, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.The Company had no outstanding borrowings under the Credit Facility as of June 30, 2017.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been made through June 30, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2017, and paid through June 30, 2017. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2017 (in thousands except for units and per unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Feb 2016 – Nov 2016	Apr 2016 – Dec 2016	492		—		492		0.64	770,832
Dec 2016 – May 2017	Jan 2017 – Jun 2017	710		—		710		0.42	1,671,979
		$1,202		$—		$1,202		1.06
Source of distributions
Lease and loan payments and sales proceeds received		$1,202	100.00%	$—	0.00%	$1,202	100.00%
		$1,202	100.00%	$—	0.00%	$1,202	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 – November 30, 2016, and from December 1, 2016 – May 31, 2017 respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2017, there were commitments to purchase lease assets and to fund investments in notes receivable totaling an approximate $1.1 million and $2.0 million, respectively. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2017:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	2,089,853	$20,891
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$418	$1,461	$1,879
Other syndication costs	—	1,253	1,253
Total expenses	$418	$2,714	$3,132

(8) Net offering proceeds to the issuer after the total expenses in item 7:	$ 17,759
(9) The amount of the net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$276	$10,343	$10,619
Investment in notes receivable	6	1,500	1,506
Distributions paid and accrued	—	1,319	1,319
Other expenses	—	1,122	1,122
	$282	$14,284	$14,566
(10) Net offering proceeds to the issuer after the total investments and distributions in item 9:			$3,193

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

Date: August 10, 2017

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