Form 10-Q
period 2017-09-30
ATEL 17, LLC
filed 2017-11-09
CIK 1640982

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017

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

The number of Limited Liability Company Units outstanding as of October 31, 2017 was 2,434,410.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(In Thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,572	$3,430
Accounts receivable, net	83	109
Notes receivable, net	1,105	1,451
Warrants, fair value	45	51
Investments in equipment and leases, net	9,638	6,933
Prepaid expenses and other assets	31	16
Total assets	$18,474	$11,990
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$4
Affiliates	43	55
Accrued distributions to Other Members	206	117
Other	29	15
Unearned operating lease income	63	103
Total liabilities	341	294
Commitments and contingencies
Members’ capital:
Managing Member	1	1
Other Members	18,132	11,695
Total Members’ capital	18,133	11,696
Total liabilities and Members’ capital	$18,474	$11,990

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating lease revenue	$373	$142	$949	$246
Notes receivable interest income	39	7	126	7
Unrealized (loss) gain on fair value adjustment of warrants	(2)	19	(6)	19
Other	1	6	5	6
Total revenues	411	174	1,074	278
Expenses:
Depreciation of operating lease assets	259	100	660	179
Asset management fees to Managing Member	37	14	95	22
Acquisition expense	26	150	182	150
Cost reimbursements to Managing Member and/or affiliates	78	28	199	40
Provision for credit losses	12	—	21	—
Amortization of initial direct costs	16	8	42	18
Professional fees	21	14	83	22
Outside services	16	1	57	14
Taxes on income and franchise fees	3	2	3	6
Bank charges	24	1	25	—
Other	18	4	44	7
Total expenses	510	322	1,411	458
Net loss	$(99)	$(148)	$(337)	$(180)
Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(99)	(148)	(337)	(180)
	$(99)	$(148)	$(337)	$(180)
Net loss per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.15)	$(0.18)	$(0.32)
Weighted average number of Units outstanding	2,213,264	955,719	1,924,222	569,033

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	50	$—	$1	$1
Capital contributions	1,475,814	14,751	—	14,751
Syndication costs	—	(2,213)	—	(2,213)
Distributions to Other Members ($0.73 per Unit)	—	(609)	—	(609)
Net loss	—	(234)	—	(234)
Balance December 31, 2016	1,475,864	$11,695	1	$11,696
Capital contributions	934,278	9,324	—	9,324
Syndication costs	—	(1,397)	—	(1,397)
Distributions to Other Members ($0.60 per Unit)	—	(1,153)	—	(1,153)
Net loss	—	(337)	—	(337)
Balance September 30, 2017 (Unaudited)	2,410,142	$18,132	$1	$18,133

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating activities:
Net loss	$(99)	$(148)	$(337)	$(180)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of note discount – warrants	(5)	—	(14)	—
Depreciation of operating lease assets	259	100	660	179
Amortization of initial direct costs	16	8	42	18
Provision for credit losses	12	—	21	—
Unrealized loss (gain) on fair value adjustment for warrants	2	(19)	6	(19)
Changes in operating assets and liabilities:
Accounts receivable	(31)	35	5	(20)
Prepaid expenses and other assets	6	122	(15)	(15)
Accounts payable, Managing Member	4	(3)	(4)	1
Accrued distributions to Other Members	(63)	—	—	—
Accounts payable, other	19	(51)	14	12
Accrued liabilities, affiliates	(94)	(107)	(12)	72
Unearned operating lease income	8	16	(40)	43
Net cash provided by (used in) operating activities	34	(47)	326	91
Investing activities:
Purchases of equipment on operating leases	(24)	(740)	(3,291)	(4,424)
Payments of initial direct costs	(32)	(39)	(113)	(136)
Note receivable and warrants advances	—	(500)	—	(500)
Principal payments received on notes receivable	111	—	357	—
Net cash provided by (used in) investing activities	55	(1,279)	(3,047)	(5,060)
Financing activities:
Syndication costs paid to Managing Member and affiliates	(478)	(660)	(1,397)	(1,775)
Distributions to Other Members	(354)	(169)	(1,064)	(260)
Capital contributions	3,197	4,398	9,324	11,835
Net cash provided by financing activities	2,365	3,569	6,863	9,800
Net increase in cash and cash equivalents	2,454	2,243	4,142	4,831
Cash at beginning of period	5,118	2,589	3,430	1
Cash at end of period	$7,572	$4,832	$7,572	$4,832
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$—	$—	$1	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$206	$84	$206	$84

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

As of September 30, 2017, cumulative contributions totaling approximately $24.1 million have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 2,410,142 Units were issued and outstanding. The Fund is actively raising capital and, as of October 31, 2017, has received cumulative contributions in the amount of $24.3 million, inclusive of the $500 initial member’s capital investment.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2017, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three and nine months ended September 30, 2017, the Company recorded unrealized losses of $2 thousand and $6 thousand on fair valuation of its warrants. The Company recorded $19 thousand of unrealized gain on the fair value adjustment of its warrants for both the three and nine months ended September 30, 2016. As of September 30, 2017 and December 31, 2016, the estimated fair value of the Fund’s portfolio of warrants amounted to $45 thousand and $51 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2017 and 2016.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from various industries, related to equipment on operating leases.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line basis over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements. The Company’s implementation efforts include the identification of equity securities within the scope of the guidance, the evaluation of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are 36 months and bear interest at rates ranging from 11.45% to 11.80% per annum. The notes are secured by the equipment financed. The notes mature from 2019 through 2020. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2017 and December 31, 2016.

As of September 30, 2017, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2017	$146
Year ending December 31, 2018	584
2019	508
2020	50
1,288
Less: portion representing unearned interest income	(147)
1,141
Less: warrants – notes receivable discount	(39)
Unamortized initial direct costs	3
Notes receivable, net	$1,105

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net: - (continued)

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating leases for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
IDC amortization – notes receivable	$1	$—	$2	$—
IDC amortization – lease assets	15	8	40	18
Total	$16	$8	$42	$18

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Operating Leases
Balance December 31, 2016	$—
Provision of credit loss	21
Balance September 30, 2017	$21

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass — Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the Manager to fall into one of the three risk profiles below.

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard — Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful — Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

At September 30, 2017 and December 31, 2016, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	September 30, 2017	December 31, 2016
Pass	$1,141	$1,446
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$1,141	$1,446

At September 30, 2017 and December 31, 2016, investment in financing receivables is aged as follows (in thousands):

September 30, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,141	$1,141	$—
Total	$—	$—	$—	$—	$1,141	$1,141	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,446	$1,446	$—
Total	$—	$—	$—	$—	$1,446	$1,446	$—

The Company had no financing receivables on non-accrual or impaired status at September 30, 2017 and December 31, 2016.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Depreciation/ Amortization Expense	Balance September 30, 2017
Net investment in operating leases	$6,766	$3,291	$(660)	$9,397
Initial direct costs, net of accumulated amortization of $67 at September 30, 2017 and $28 at December 31, 2016	167	114	(40)	241
Total	$6,933	$3,405	$(700)	$9,638

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2016 through September 2017.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2017 and 2016.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $259 thousand and $100 thousand for the three months ended September 30, 2017 and 2016, respectively, and $660 thousand and $179 thousand for the respective nine months ended September 30, 2017 and 2016.

IDC amortization expense related to the Company’s operating leases totaled $15 thousand and $8 thousand for the three months ended September 30, 2017 and 2016, and $40 thousand and $18 thousand for the nine months ended September 30, 2017 and 2016.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance September 30, 2017
Transportation, rail	$1,956	$1,724	$—	$3,680
Paper processing	1,058	—	—	1,058
Marine vessels	1,041	—	—	1,041
Mining	—	1,320	—	1,320
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	577	25	—	602
Aviation	462	—	—	462
Construction	285	222	—	507
Transportation, other	96	—	—	96
	7,077	3,291	—	10,368
Less accumulated depreciation	(311)	(660)	—	(971)
Total	$6,766	$2,631	$—	$9,397

The average estimated residual value for assets on operating leases was 40% and 48% of the assets’ original cost at September 30, 2017 and December 31, 2016, respectively. There were no operating leases in non-accrual status at September 30, 2017 and December 31, 2016.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

At September 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2017	$371
Year ending December 31, 2018	1,485
2019	1,465
2020	1,284
2021	799
2022	1,331
$6,735

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three and nine months ended September 30, 2017 and 2016, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$287	$396	$838	$1,065
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	191	264	559	710
Special discounts	6	—	19	—
Administrative costs reimbursed to Managing Member and/or affiliates	78	28	199	40
Asset management fees to Managing Member	37	14	95	22
Acquisition and initial direct costs paid to Managing Member	58	189	295	287
	$657	$891	$2,005	$2,124

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital, as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions, as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Such costs relating to the comparative three and nine month periods ended September 30, 2017 and 2016, are listed below.

	Three Months Ended September 30,Nine Months Ended September 30,
	2017	2016	2017	2016
Administration and Other	$191	$264	$559	$710
Selling Commissions	287	396	838	1,065
Total Syndication Costs	$478	$660	$1,397	$1,775

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

7. Syndication Costs: - (continued)

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2017, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Special Discounts:

The Fund will sell Units subject to volume discounts to investors who purchase more than $500 thousand of Units through the same broker dealer in this offering. In these instances the Fund will apply the reduced per unit price and appropriate scheduled sales commission, as detailed in the offering prospectus, to the entire purchase, not just the portion of the purchase price which exceeds the $500 thousand threshold. During the three and nine month periods ended September 30, 2017 volume discounts totaling $6 thousand and $19 thousand were granted, respectively. No volume discounts were granted in the comparative periods in 2016. These special discounts are reflected in the financial statements as a reduction to capital contributions in the Members’ Capital.

9. Borrowing facilities:

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of September 30, 2017, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company's assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank's Prime rate, which re-prices daily. At September 30, 2017, approximately $72 million was available under the facility, and the Company had no outstanding borrowings under the facility.

10. Commitments:

At September 30, 2017, there were commitments to purchase lease assets and to fund investments in notes receivable totaling $2.0 million and $5.1 million, respectively. The amounts represent September 30, 2017 contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

11. Members’ Capital:

Totals of 2,410,142 and 1,475,864 Units were issued and outstanding as of September 30, 2017 and December 31, 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

11. Members’ Capital: - (continued)

Distributions to the Other Members for the three and nine months ended September 30, 2017 and for the three months and the period from February 2, 2016 (Date of Escrow) to September 30, 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30, 2017 and For The Period From February 2, 2016 (Date of Escrow) Through September 30, 2016
	2017	2016	2017	2016
Distributions	$443	$191	$1,153	$344
Weighted average number of Units outstanding	2,213,264	955,719	1,924,222	644,277
Weighted average distributions per Unit	$0.20	$0.20	$0.60	$0.53

12. Fair value measurements:

At September 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had certain assets that required measurement at fair value on a non-recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), time to maturity, the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $45 thousand and $51 thousand at September 30, 2017 and December 31, 2016, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets as of the three and nine months ended September 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value of warrants at beginning of period	$47	$—	$51	$—
Unrealized (loss) gain on fair valuation of warrants	(2)	19	(6)	19
Fair value of warrants at end of period	$45	$19	$45	$19

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2017 and December 31, 2016:

September 30, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.98 – $3.88
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	8.88 – 14.20
			Risk-free interest rate	2.27% – 2.46%
			Annualized volatility	39.01% - 42.46%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.54 – $2.98
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	9.63 – 14.95
			Risk-free interest rate	2.43% – 2.62%
			Annualized volatility	49.08% – 108.99%

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,572	$7,572	$—	$—	$7,572
Notes receivable, net	1,105	—	—	1,105	1,105
Warrants, fair value	45	—	—	45	45

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,430	$3,430	$—	$—	$3,430
Notes receivable, net	1,451	—	—	1,451	1,451
Warrants, fair value	51	—	—	51	51

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Such used of gross proceeds was eclipsed on July 6, 2016. The Fund is actively raising capital and, as of October 31, 2017, has received cumulative contributions in the amount of $24.3 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The three months ended September 30, 2017 versus the three months ended September 30, 2016

The Company had net losses of $99 thousand and $148 thousand for the respective three months ended September 30, 2017 and 2016. The Company continues in its offering stage, which commenced in the prior year.

Revenues

Total revenues for the three months ended September 30, 2017 increased by $237 thousand, or 136%, as compared to the prior year period. Such increase was largely due to a $231 thousand, or 163%, increase in operating lease revenues, mainly the result of new operating lease equipment acquisitions; and a $32 thousand increase in interest income on notes receivable related to new investments in the notes receivable portfolio; offset, in part, by a $21 thousand unfavorable change in unrealized gain/loss on fair value adjustment for warrants relative to warrant holdings.

Expenses

Total operating expenses for the three months ended September 30, 2017 increased by $188 thousand, or 58%, as compared to the prior year period. Such net increase was largely due to a $159 thousand, or 159%, increase in the depreciation on operating lease assets, mainly due to the addition of $6.0 million of equipment purchased for operating leases during the past twelve months; a $50 thousand, or 179%, increase in cost reimbursements to Managing Member and/or affiliates, due to increased indirect cost allocations, a result of refinement of cost allocation methodology; a $14 thousand, or 3.5 times, increase in other expenses that are primarily related to miscellaneous expenses, dues and subscriptions, insurance and printing and photocopying; a $24 thousand, or 24 times, increase in bank charges, due to a large one time LOC facility fee charge; a $23 thousand, or 164%, increase in asset management fees to the Managing Manager primarily due to an increase in assets under management; and a $12 thousand increase in the provision for credit losses, a direct result of receivable writeoffs; offset, in part, by a 124 thousand, or 83%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

The Company had net losses of $337 thousand and $180 thousand for the nine months ended September 30, 2017 and 2016, respectively. The results for the first nine months of 2017 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2017 increased by $796 thousand, or 286%, as compared to the prior year period. Such increase was largely due to a $703 thousand, or 286%, increase in operating lease revenues, mainly the result of new operating lease equipment acquisitions; and a $119 thousand, or 17 times, increase in interest on notes receivable related to new investments in the notes receivable portfolio; offset, in part, by a $25 thousand unfavorable change in unrealized gain/loss on fair value adjustment for warrants relative to warrant holdings,

Expenses

Total expenses for the nine months ended September 30, 2017 increased by $953 thousand, or 208%, as compared to the prior year period. Such net increase in expenses was primarily the result of $481 thousand, or 269%, increase in the depreciation on operating lease assets, mainly due to the addition of $6.0 million of equipment purchased for operating leases during the past twelve months; a $159 thousand, or 4 times, increase in cost reimbursements to Managing Member and/or affiliates, due to increased indirect cost allocations, a result of refinement of cost allocation methodology; a $73 thousand, or 3 times, increase in asset management fees paid to the Manager, primarily due to the increase in assets under management; a $61 thousand, or 3 times, increase in professional fees, due to year over difference in timing and related billings for professional audit and tax services; and a $43 thousand, or 3 times, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $7.6 million and $3.4 million at September 30, 2017 and December 31, 2016, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth the summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$34	$(47)	$326	$92
Investing activities	55	(1,279)	(3,047)	(5,060)
Financing activities	2,365	3,569	6,863	9,800
Net increase in cash and cash equivalents	$2,454	$2,243	$4,142	$4,832

The three months ended September 30, 2017 versus the three months ended September 30, 2016

During the three months ended September 30, 2017 and 2016, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $3.2 million and $4.4 million for the respective three months ended September 30, 2017 and 2016. In addition, during the current year period, the Company realized increased cash inflow from its portfolio of operating lease contracts and notes receivable. Cash received for principal payments on notes receivable totaled $111 thousand for the three months ended September 30, 2017.

During the respective quarterly periods ending September 30, 2017 and 2016, cash was primarily used for lease equipment purchases of $24 thousand and $740 thousand; and for syndication costs totaling $478 thousand and $660 thousand, respectively. In addition, cash was also used during the third quarter of 2017 and 2016 to fund distributions to Other Members of $354 thousand and $169 thousand, respectively. Cash was used to fund notes receivable advances totaling $500 thousand during the third quarter in 2016.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

During the nine months ended September 30, 2017 and 2016, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions totaled $9.3 million and $11.8 million for the respective nine months ended September 30, 2017 and 2016. In addition, during the current year period, the Company realized increased cash inflow from its portfolio of operating lease contracts and notes receivable. Cash received for principal payments on notes receivable totaled $357 thousand for the nine months ended September 30, 2017.

During the same respective nine months ended September 30, 2017 and 2016, cash was primarily used for equipment purchases totaling $3.3 million and $4.4 million; and for syndication costs totaling $1.4 million and $1.8 million, respectively. In addition, cash was also used during the first nine months of 2017 and 2016 to fund distributions to Other Members of $1.1 million and $260 thousand, respectively. Cash was used to fund notes receivable advances totaling $500 thousand during the nine months ended September 30, 2016.

Revolving credit facility

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of September 30, 2017, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The Company had no outstanding borrowings under the Credit Facility as of September 30, 2017.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been made through September 30, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2017, and paid through September 30, 2017. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2017 (in thousands except for units and per unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Feb 2016 – Nov 2016	Apr 2016 – Dec 2016	492		—		492		0.64	770,832
Dec 2016 – August 2017	Jan 2017 – Sept 2017	1,064		—		1,064		0.58	1,822,194
		$1,556		$—		$1,556		1.22
Source of distributions
Lease and loan payments and sales proceeds received		$1,556	100.00%	$—	0.00%	$1,556	100.00%
		$1,556	100.00%	$—	0.00%	$1,556	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 – November 30, 2016, and from December 1, 2016 – August 31, 2017 respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2017, there were commitments to purchase lease assets and to fund investments in notes receivable totaling an approximate $2.0 million and $5.1 million, respectively. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2017:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	2,410,142	$24,094
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$481	$1,685	$2,166
Other syndication costs	—	1,444	1,444
Total expenses	$481	$3,129	$3,610

(8) Net offering proceeds to the issuer after the total expenses in item 7:	$ 20,484
(9) The amount of the net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$308	$10,367	$10,675
Investment in notes receivable	6	1,500	1,506
Distributions paid and accrued	—	1,762	1,762
Other expenses	—	1,391	1,391
	$314	$15,020	$15,334
(10) Net offering proceeds to the issuer after the total investments and distributions in item 9:			$5,150

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

Date: November 9, 2017

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