Form 10-K
period 2017-12-31
ATEL 17, LLC
filed 2018-03-27
CIK 1640982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒		(Do not check if a smaller reporting company)

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2018 was 2,565,749.

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

As of December 31, 2017, cumulative gross contributions less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,551,749 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company. (See Note 7, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.) The Company is required to maintain reasonable cash reserves for working capital, for the repurchase of Units and for contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2017, the Company has purchased equipment with a total acquisition price of $11.2 million. The Company has also funded investments in notes receivable totaling $2.6 million through December 31, 2017.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the U.S., has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2017 and the industries to which the assets have been leased:

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Railroad	$3,679	32.81%
Mining	1,320	11.77%
Construction	1,243	11.09%
Paper processing	1,058	9.44%
Marine	1,041	9.28%
Containers	860	7.67%
Agriculture	742	6.62%
Material handling	711	6.34%
Aviation	462	4.13%
Transportation	96	0.85%
	$11,212	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$3,679	32.81%
Construction	1,320	11.77%
Agriculture	1,345	12.00%
Paper and allied products	1,058	9.44%
Utilities	1,041	9.28%
Refuse systems	860	7.67%
Chemical	844	7.53%
Tramsportation, air	462	4.12%
Industrial machinery	306	2.73%
Transportation services, other	297	2.65%
	$11,212	100.00%

From inception to December 31, 2017, the Company has not disposed of any leased assets.

For further information regarding the Company’s equipment lease portfolio as of December 31, 2017, see Note 5, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2017 and the industries to which the assets have been financed:

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Research	$1,125	42.86%
Miscellaneous	1,500	57.14%
	$2,625	100.00%

Industry of Lessee	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Electrical	$1,125	42.86%
Health services	1,000	38.10%
Manufacturing	500	19.04%
	$2,625	100.00%

From inception to December 31, 2017, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Miscellaneous	$500	$359	$219

For further information regarding the Company’s notes receivable portfolio as of December 31, 2017, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2017, a total of 408 investors were Unitholders of record in the Company.

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

Disclosure

As noted above, the estimated value per Unit reported in this Form 10-K has been calculated as of December 31, 2017 using the “Net Investment Methodology” described above under “Methodologies.”

ATEL 17, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

1.	For the customer statements first provided after April 11, 2016, the disclosure was first made in a quarterly report on Form 10-Q filed for the quarter ended March 31, 2016.
2.	For the subsequent annual disclosures of estimated per Unit values as of December 31 of 2017 and each succeeding year through the termination of the Fund, these FINRA compliant estimated per Unit values have been and will be calculated and included in the Fund’s annual Form 10-K filing for each year.

ATEL 17, LLC Unit Valuation

The estimated value per Unit of ATEL 17, LLC at December 31, 2017 as determined, and derived under the guidelines of the Net Investment Methodology equals $8.70.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016. Additional distributions have been consistently made through December 31, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2017, and paid through December 31, 2017. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 17, LLC Prospectus dated January 5, 2016 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2017 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Feb 2016 – Nov 2016	Apr 2016 – Dec 2016	$492		$—		$492		0.64	770,832
Dec 2016 – November 2017	Jan 2017 – Dec 2017	1,540		—		1,540		0.78	1,967,313
		$2,032		$—		$2,032		1.42
Source of distributions
Lease and loan payments and sales proceeds received		$2,032	100.00%	$—	0.00%	$2,032	100.00%
		$2,032	100.00%	$—	0.00%	$2,032	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 – November 30, 2016, and from December 1, 2016 – November 30, 2017, respectively.

Use of Proceeds from Registered Securities

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2017 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,551,749	$25,510
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$509	$1,783	$2,292
Other syndication costs	—	1,528	1,528
Total expenses	$509	$3,311	$3,820
(8) Net offering proceeds to the issuer after the total expenses in item 7 (in thousands):			$21,690

(9)	The amount of the net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$312	$11,212	$11,524
Investment in notes receivable	7	2,625	2,632
Distributions paid and accrued	—	2,249	2,249
Other expenses	—	1,699	1,699
	$319	$17,785	$18,104
(10) Net offering proceeds to the issuer after the total investments and distributions in item 9:			$3,587
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the Limited Liability Company Units (“Units”) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering will terminate not later than January 5, 2018. As of December 31, 2017, 2,551,749 Units were issued and outstanding.

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

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2016 through 2017. The utilization percentage of existing assets under lease was 100% at both December 31, 2017 and 2016.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2017 versus 2016

The Company had net loss of $481 thousand and $234 thousand for the years ended December 31, 2017 and 2016, respectively. Results for 2017 reflect increases in both total revenues and total expenses when compared to prior year.

Revenues

Total revenues for 2017 increased by a net $1.1 million, or 225%, as compared to prior year. Such increase was largely due to a $908 thousand, or 210%, increase in operating lease revenues, mainly the result of the Fund’s acquisition of new equipment for long term operating leases; a $132 thousand, or 489%, increase in interest income on notes receivable related to funding of new notes receivable investments; an $18 thousand, increase in gain on sales of lease assets and early termination of notes receivable, and a $15 thousand, or 375%, favorable change in unrealized gains on fair value adjustment for warrants relative to warrant holdings.

Expenses

Total expenses for 2017 increased by $1.3 million, or 185%, as compared to prior year. The increase in total expenses was largely a result of a $620 thousand, or 199%, increase in depreciation expense, the result of approximately $5.3 million in purchase of lease assets in year 2017; a $206 thousand, or 278%, increase in cost reimbursements to Manager Member, due to increased indirect cost allocations, a result of increased levels of portfolio assets and the refinement of cost allocation methodology; a $126 thousand, or 307%, increase in asset management fees paid to the Manager, primarily due to an increase in assets under management; a $78 thousand, or 49%, increase in acquisition expenses related to higher period over period acquisitions of operating lease assets; a $78 thousand, or 177%, increase in professional fees, due to year over year difference in timing and related billings for professional audit and tax services; a $52 thousand, or 168%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements; and a $56 thousand, or 467%, increase in other expenses that are primarily related to miscellaneous expenses, printing and photocopying, dues and subscriptions and insurance.

Capital Resources and Liquidity

At December 31, 2017 and 2016, the Company’s cash and cash equivalents totaled $7.1 million and $3.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2017	2016
Net cash provided by (used in):
Operating activities	$633	$160
Investing activities	(4,563)	(8,777)
Financing activities	7,592	12,046
Net increase in cash and cash equivalents	$3,662	$3,429

2017 versus 2016

During 2017 and 2016, the Company’s primary sources of liquidity were cash flows from members’ capital contributions from the sale of Units totaling $10.7 million and $14.8 million, respectively. The net cash provided by the Company’s operating activities were $633 thousand and $160 thousand for 2017 and 2016, respectively. In addition, the Company realized $359 thousand and $0 thousand of proceeds from early termination of certain notes receivable for the respective years 2017 and 2016. The principal payments received on notes receivable were $458 thousand and $1 thousand for the respective years 2017 and 2016.

During 2017 and 2016, cash was primarily used to acquire lease assets totaling $4.1 million and $7.1 million, respectively. Cash used to invest in notes receivable totaled $1.1 million and $1.5 million for the respective years 2017 and 2016. The payment of selling commissions and syndication costs associated with the Company’s offering totaled $1.6 million and $2.2 million for 2017 and 2016, respectively. Distributions paid to Other Members totaled $1.5 million and $492 thousand at December 31, 2017 and 2016, respectively.

Revolving Credit facility

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of December 31, 2017, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. At December 31, 2017, approximately $69.2 million was available under the facility, and the Company had no outstanding borrowings under the facility.

Distributions

The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been consistently made through December 31, 2017. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2017, there were two commitments to purchase lease assets and fund investments in notes receivable totaling $1.1 million and $5.2 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 30.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
ATEL 17, LLC

We have audited the accompanying balance sheets of ATEL 17, LLC (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California
March 26, 2018

We have served as the Company’s auditor since 2007.

ATEL 17, LLC

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
ASSETS
Cash and cash equivalents	$7,092	$3,430
Accounts receivable, net of allowance for doubtful accounts of $18 at Decmeber 31, 2017 and $0 at December 31, 2016	66	109
Notes receivable, net of unearned interest income of $359 at December 31, 2017 and $259 at December 31, 2016	1,794	1,451
Warrants, fair value	62	51
Investments in equipment and leases, net of accumulated depreciation of $1,242 at December 31, 2017 and $311 at December 31, 2016	10,200	6,933
Prepaid expenses and other assets	12	16
Total assets	$19,226	$11,990
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$34	$4
Affiliates	74	55
Accrued distributions to Other Members	217	117
Other	30	15
Unearned operating lease income	164	103
Total liabilities	519	294
Commitments and contingencies
Members’ capital:
Managing Member	1	1
Other Members	18,706	11,695
Total Members’ capital	18,707	11,696
Total liabilities and Members’ capital	$19,226	$11,990

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$1,340	$432
Notes receivable interest income	159	27
Gain on sales of lease assets and early termination of notes receivable	18	—
Unrealized gain (loss) on fair value adjustment for warrants	11	(4)
Other	8	18
Total revenues	1,536	473
Expenses:
Depreciation of operating lease assets	931	311
Asset management fees to Managing Member	167	41
Acquisition expense	236	158
Cost reimbursements to Managing Member and/or affiliates	280	74
Provision for credit losses	18	—
Amortization of initial direct costs	58	28
Professional fees	122	44
Outside services	83	31
Taxes on income and franchise fees	7	8
Bank charges	47	—
Other	68	12
Total expenses	2,017	707
Net loss	$(481)	$(234)
Net loss:
Managing Member	$—	$—
Other Members	(481)	(234)
	$(481)	$(234)
Net loss per Limited Liability Company Unit (Other Members)	$(0.23)	(0.28)
Weighted average number of Units outstanding	2,058,512	832,350

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPTIAL

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	50	$—	$1	$1
Capital contributions	1,475,814	14,751	—	14,751
Syndication costs	—	(2,213)	—	(2,213)
Distributions to Other Members ($0.73 per Unit)	—	(609)	—	(609)
Net loss	—	(234)	—	(234)
Balance December 31, 2016	1,475,864	$11,695	1	$11,696
Capital contributions	1,075,885	10,740	—	10,740
Syndication costs	—	(1,608)	—	(1,608)
Distributions to Other Members ($0.80 per Unit)	—	(1,640)	—	(1,640)
Net loss	—	(481)	—	(481)
Balance December 31, 2017	2,551,749	$18,706	$1	$18,707

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
Operating activities:
Net loss	$(481)	$(234)
Adjustment to reconcile net loss to net cash provided by operating activities:
Accretion of note discount – warrants	(18)	(2)
Gain on early termination of notes receivable	(18)	—
Depreciation of operating lease assets	931	311
Amortization of initial direct costs	58	28
Provision for credit losses	18	—
Unrealized (gain) loss on fair value adjustment for warrants	(11)	4
Changes in operating assets and liabilities:
Accounts receivable	25	(109)
Prepaid expenses and other assets	4	(16)
Accounts payable, Managing Member	30	4
Accounts payable, other	15	15
Accrued liabilities, affiliates	19	56
Unearned operating lease income	61	103
Net cash provided by operating activities	633	160
Investing activities:
Proceeds from early termination of notes receivable	359	—
Purchases of equipment on operating leases	(4,135)	(7,077)
Payments of initial direct costs	(120)	(201)
Note receivable and warrants advances	(1,125)	(1,500)
Principal payments received on notes receivable	458	1
Net cash used in investing activities	(4,563)	(8,777)
Financing activities:
Syndication costs	(1,608)	(2,213)
Distributions to Other Members	(1,540)	(492)
Capital contributions	10,740	14,751
Net cash provided by financing activities	7,592	12,046
Net increase in cash and cash equivalents	3,662	3,429
Cash at beginning of year	3,430	1
Cash at end of year	$7,092	$3,430
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$1	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$217	$117

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering terminated on January 5, 2018.

As of December 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,551,749 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company. (See Note 7, Related party transactions.) The Company is required to maintain reasonable cash reserves for working capital, for the repurchase of Units and for contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2017 and 2016, and the related statements of operations, changes in members' capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The Company began operations in 2016.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts, and notes receivable which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than the net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the year ended December 31, 2017, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized gains of $11 thousand and unrealized losses of $4 thousand on fair valuation of its warrants during 2017 and 2016, respectively. The estimated fair value of the Company’s portfolio of warrants was $62 thousand and $51 thousand for the years ended December 31, 2017 and 2016, respectively.

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

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2017 and 2016, the related provision for state income taxes was approximately $7 thousand and $8 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2017 and 2016 as follows (in thousands):

	2017	2016
Financial statement basis of net assets	$18,707	$11,696
Tax basis of net assets (unaudited)	20,689	13,445
Difference	$(1,982)	$(1,749)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Net loss per financial statements	$(481)	$(234)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(1,550)	(694)
Provision for losses and doubtful accounts	18	—
Adjustments to revenues	50	108
Other	7	7
Loss per federal tax return (unaudited)	$(1,956)	$(813)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its financial statements and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2017 and 2016, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2017	2016
Railroad	33%	28%
Agriculture	12%	16%
Construction	12%	*
Paper processing	*	15%
Utilities	*	15%
Refuse systems	*	12%
*	Less than 10%

During 2017 and 2016, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2017	2016
Union Pacific Railroad Company	Railroad	26%	*
Cargill, Inc.	Agriculture/Construction	16%	25%
Indiana Michigan Power Company	Marine	10%	20%
Waste Management of New York, LLC	Containers/Refuse systems	10%	18%
Schenker, Inc.	Materials handling	*	10%
*	Less than 10%

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2017, the original terms of the notes are 36 months with interest rates ranging from 11.80% to 16.07% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2020 to 2021.

As of December 31, 2017, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2018	$862
2019	793
2020	461
2021	56
2,172
Less: portion representing unearned interest income	(359)
1,813
Less: warrants – notes receivable discount	(24)
Unamortized initial direct costs	5
Notes receivable, net	$1,794

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
IDC amortization – notes receivable	$4	$—
IDC amortization – lease assets	54	28
Total	$58	$28

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Depreciation/ Amortization Expense	Balance December 31, 2017
Net investment in operating leases	$6,766	$4,135	$(931)	$9,970
Initial direct costs, net of accumulated amortization of $82 at December 31, 2017 and $28 at December 31, 2016	167	117	(54)	230
Total	$6,933	$4,252	$(985)	$10,200

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $931 thousand and $311 thousand for the respective years ended December 31, 2017 and 2016. IDC amortization expense related to the Company’s operating leases totaled $54 thousand and $28 thousand for 2017 and 2016, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2017.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance December 31, 2017
Transportation, rail	$1,956	$1,723	$—	$3,679
Paper processing	1,058	—	—	1,058
Marine vessels	1,041	—	—	1,041
Mining	—	1,320	—	1,320
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	577	134	—	711
Aviation	462	—	—	462
Construction	285	957	—	1,242
Transportation, other	96	1	—	97
	7,077	4,135	—	11,212
Less accumulated depreciation	(311)	(931)	—	(1,242)
Total	$6,766	$3,204	$—	$9,970

The average estimated residual value for assets on operating leases was 39% and 48% of the assets’ original cost at December 31, 2017 and 2016, respectively. There were no operating leases in non-accrual status at both December 31, 2017 and 2016.

At December 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Year ending December 31, 2018	$1,597
2019	1,576
2020	1,395
2021	910
2022	697
Thereafter	962
$7,137

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessel	20 – 30
Containers	15 – 20
Aviation	15 – 20
Mining	10 – 15
Paper processing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

6. Allowance for credit losses:

The Company's allowance for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Operating Leases
Balance December 31, 2016	—
Provision of credit loss	18
Balance December 31, 2017	$18

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass — Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody's or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the Manager to fall into one of the three risk profiles below.

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management's close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund's receivable at some future date.

Substandard — Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager's Credit Watch List.

Doubtful — Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager's Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At December 31, 2017 and 2016, the Company's financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	2017	2016
Pass	$1,813	$1,446
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$1,813	$1,446

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

At December 31, 2017 and December 31, 2016, investment in financing receivables is aged as follows (in thousands):

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,813	$1,813	$—
Total	$—	$—	$—	$—	$1,813	$1,813	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,446	$1,446	$—
Total	$—	$—	$—	$—	$1,446	$1,446	$—

The Company had no financing receivables on non-accrual or impaired status at December 31, 2017 and 2016.

7. Related party transactions:

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$965	$1,328
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	643	885
Special discounts	19	—
Administrative costs reimbursed to Managing Member and/or affiliates	280	74
Asset management fees to Managing Member	167	41
Acquisition and initial direct costs paid to Managing Member	339	359
	$2,413	$2,687

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

8. Syndication Costs:

Syndication costs are reflected as a reduction to Members' capital, as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions, well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1.6 million and $2.2 million for the respective years ended December 31, 2017 and 2016.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2017, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

9. Borrowing facilities:

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility As of December 31, 2017, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company's assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank's Prime rate, which re-prices daily. At December 31, 2017, approximately $69 million was available under the facility, and the Company had no outstanding borrowings under the facility.

10. Commitments:

At December 31, 2017, there were two commitments to purchase lease assets and to fund investments in notes receivable totaling $1.1 million and $5.2 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

11. Guarantees:

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

12. Members’ capital:

A total of 2,551,749 Units were issued and outstanding at December 31, 2017, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

12. Members’ capital: - (continued)

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

The Fund’s net income or net losses are to be allocated 100% to the members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial members. Commencing with the initial closing date, net income and net loss are to be allocated 99.99% to the Other Members and 0.01% to the Managing Member.

Fund distributions are to be allocated 0.01% to the Managing Member and 99.99% to the Other Members. The Company commenced periodic distributions in February 2016.

Distributions to the Other Members for the years ended December 31, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	2017	2016
Distributions	$1,640	$609
Weighted average number of Units outstanding	2,058,512	832,350
Weighted average distributions per Unit	$0.80	$0.73

13. Fair value measurements:

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

At December 31, 2017 and 2016, only the Company’s warrants were measured on a recurring basis. The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2017 and 2016, the calculated fair value of the Fund’s warrant portfolio approximated $62 thousand and $51 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2017	2016
Fair value of warrants at beginning of year	$51	$—
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	—	55
Unrealized (loss) gain on fair valuation of warrants	11	(4)
Fair value of warrants at end of year	$62	$51

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2017 and 2016:

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$3.88 – $4.59
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	8.63 – 13.95
			Risk-free interest rate	2.37% – 2.47%
			Annualized volatility	37.63% – 42.49%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$2.54 – $2.98
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	9.63 – 14.95
			Risk-free interest rate	2.43% – 2.62%
			Annualized volatility	49.08% – 108.99%

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,092	$7,092	$—	$—	$7,092
Notes receivable, net	1,794	—	—	1,794	1,794
Warrants, fair value	62	—	—	62	62

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,430	$3,430	$—	$—	$3,430
Notes receivable, net	1,451	—	—	1,451	1,451
Warrants, fair value	51	—	—	51	51

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2017. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2017.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control over financial reporting was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 67, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 64, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 59, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2017.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2017 and 2016 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

See Note 7 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2017, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Financial Services, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0020%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2017 and 2016, the Company incurred audit fees with its principal auditors totaling $111 thousand and $31 thousand, respectively.

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

Date: March 26, 2018

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 26, 2018
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 26, 2018
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 26, 2018

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.