Form 10-Q
period 2018-03-31
ATEL 17, LLC
filed 2018-05-15
CIK 1640982

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

The number of Limited Liability Company Units outstanding as of April 30, 2018 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017
(In Thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,107	$7,092
Due from affiliate	69	—
Accounts receivable, net	57	66
Notes receivable, net	3,868	1,794
Warrants, fair value	190	62
Investments in equipment and leases, net	10,309	10,200
Prepaid expenses and other assets	38	12
Total assets	$18,638	$19,226
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1	$34
Affiliates	—	74
Accrued distributions to Other Members	228	217
Other	28	30
Unearned operating lease income	149	164
Total liabilities	406	519
Commitments and contingencies
Members’ capital:
Managing Member	1	1
Other Members	18,231	18,706
Total Members’ capital	18,232	18,707
Total liabilities and Members’ capital	$18,638	$19,226

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Leasing and lending activities:
Operating lease revenue	$403	$278
Notes receivable interest income	151	45
Unrealized loss on fair value adjustment for warrants	(1)	(14)
Other	2	2
Total revenues	555	311
Expenses:
Depreciation of operating lease assets	304	187
Asset management fees to Managing Member	65	35
Acquisition expense	75	98
Cost reimbursements to Managing Member and/or affiliates	104	49
Reversal of provision for credit losses	(18)	—
Amortization of initial direct costs	18	13
Professional fees	38	13
Outside services	31	34
Taxes on income and franchise fees	2	(1)
Bank charges	28	—
Other	9	6
Total expenses	656	434
Net loss	$(101)	$(123)
Net loss:
Managing Member	$—	$—
Other Members	(101)	(123)
	$(101)	$(123)
Net loss per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.08)
Weighted average number of Units outstanding	2,514,220	1,598,119

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017 AND FOR THE
THREE MONTHS ENDED MARCH 31, 2018
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	1,475,864	$11,695	$1	$11,696
Capital contributions	1,075,885	10,740	—	10,740
Syndication costs	—	(1,608)	—	(1,608)
Distributions to Other Members ($0.80 per Unit)	—	(1,640)	—	(1,640)
Net loss	—	(481)	—	(481)
Balance December 31, 2017	2,551,749	$18,706	1	$18,707
Capital contributions	34,000	340	—	340
Repurchase of units	(20,000)	(151)	—	(151)
Syndication costs	—	(51)	—	(51)
Distributions to Other Members ($0.20 per Unit)	—	(512)	—	(512)
Net loss	—	(101)	—	(101)
Balance March 31, 2018 (unaudited)	2,565,749	$18,231	$1	$18,232

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(101)	$(123)
Adjustment to reconcile net loss to net cash provided by operating activities:
Accretion of note discount – warrants	(8)	(5)
Depreciation of operating lease assets	304	187
Amortization of initial direct costs	18	13
Reversal of provision for credit losses	(18)	—
Unrealized loss on fair value adjustment for warrants	1	14
Changes in operating assets and liabilities:
Accounts receivable	27	73
Prepaid expenses and other assets	(26)	—
Accounts payable, Managing Member	(33)	6
Accrued distributions to Other Members	—	25
Accounts payable, other	(2)	39
Accrued liabilities, affiliates	(143)	59
Unearned operating lease income	(15)	(52)
Net cash provided by operating activities	4	236
Investing activities:
Purchases of equipment on operating leases	(408)	(222)
Payments of initial direct costs	(32)	(29)
Note receivable and warrants advances	(2,571)	—
Principal payments received on notes receivable	385	137
Net cash used in investing activities	(2,626)	(114)
Financing activities:
Selling commissions to affiliates	—	(290)
Syndication costs paid to Managing Member and affiliates	(51)	(193)
Distributions to Other Members	(501)	(319)
Capital contributions	340	3,220
Repurchase/Rescissions of Units	(151)	—
Net cash (used in) provided by financing activities	(363)	2,418
Net (decrease) increase in cash and cash equivalents	(2,985)	2,540
Cash at beginning of period	7,092	3,430
Cash at end of period	$4,107	$5,970
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$1	$1
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$142

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Such level of gross proceeds was eclipsed on July 6, 2016. The offering was terminated on January 5, 2018.

As of March 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million have been received, inclusive of the $500 initial member’s capital investment. Through the same date, a net total of $151 thousand of such contributions (representing 20,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of March 31, 2018, a total of 2,565,749 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2018, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes, and determination of the allowance for doubtful accounts.

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

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2018 and 2017, the Company recorded unrealized losses of $1 thousand and $14, respectively, on fair valuation of its warrants. The Company recorded new warrants in March 2018. As of March 31, 2018 and December 31, 2017, the estimated fair value of the Fund’s portfolio of warrants amounted to $190 thousand and $62 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three months ended March 31, 2018 and 2017.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from various industries related to equipment on operating leases.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact was immaterial as the new revenue guideline does not affect revenues from leases and loans, which comprise substantially all of the Company’s revenues since leases are not included within the scope of Topic 825.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 24 to 42 months and bear interest at rates ranging from 11.8% to 16.49% per annum. The notes are secured by the equipment financed. The notes mature from 2020 through 2021. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, the future minimum payments receivable are as follows (in thousands):

Nine months ending December 31, 2018	$1,569
Year ending December 31, 2019	2,036
2020	900
2021	181
4,686
Less: portion representing unearned interest income	(687)
3,999
Less: warrants – notes receivable discount	(145)
Unamortized initial direct costs	14
Notes receivable, net	$3,868

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable, net: - (continued)

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
IDC amortization – notes receivable	$2	$1
IDC amortization – lease assets	16	12
Total	$18	$13

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Operating Leases
Balance December 31, 2017	18
Reversal of provision of credit loss	(18)
Balance March 31, 2018	$—

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

At March 31, 2018 and 2017, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	March 31, 2018	December 31, 2017
Pass	$3,999	$1,813
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$3,999	$1,813

At March 31, 2018 and December 31, 2017, investment in financing receivables is aged as follows (in thousands):

March 31, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,999	$3,999	$—
Total	$—	$—	$—	$—	$3,999	$3,999	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,813	$1,813	$—
Total	$—	$—	$—	$—	$1,813	$1,813	$—

The Company had no financing receivables on non-accrual or impaired status at March 31, 2018 and December 31, 2017.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Depreciation/ Amortization Expense	Balance March 31, 2018
Net investment in operating leases	$9,970	$408	$(304)	$10,074
Initial direct costs, net of accumulated amortization of $98 at March 31, 2018 and $82 at December 31, 2017	230	21	(16)	235
Total	$10,200	$429	$(320)	$10,309

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2016 through January 2018.

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2018 and 2017.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $304 thousand and $187 thousand for the three months ended March 31, 2018 and 2017, respectively. IDC amortization expense related to the Company’s operating leases totaled $16 thousand and $12 thousand for the three months ended March 31, 2018 and 2017, respectively.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance March 31, 2018
Transportation, rail	$3,679	$—	$—	$3,679
Mining	1,320	408	—	1,728
Construction	1,242	—	—	1,242
Paper processing	1,058	—	—	1,058
Marine vessels	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	711	—	—	711
Transportation, other	559	—	—	559
	11,212	408	—	11,620
Less accumulated depreciation	(1,242)	(304)	—	(1,546)
Total	$9,970	$104	$—	$10,074

The average estimated residual value for assets on operating leases was 38% and 39% of the assets’ original cost at March 31, 2018 and December 31, 2017, respectively.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

At March 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2018	$1,283
Year ending December 31, 2019	1,691
2020	1,509
2021	1,025
2022	811
2023	756
Thereafter	462
$7,537

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three months ended March 31, 2018 and 2017, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	For the Three months ended March 31,
	2018	2017
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$31	$290
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members’ capital	20	193
Special discounts	—	13
Administrative costs reimbursed to Managing Member and/or affiliates	104	49
Asset management fees to Managing Member	65	35
Acquisition and initial direct costs paid to Managing Member	106	127
	$326	$707

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $51 thousand and $483 thousand for the respective three months ended March 31, 2018 and 2017.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of March 31, 2018, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Special Discounts:

The Fund sold Units subject to volume discounts to investors who purchased more than $500 thousand of Units through the same broker dealer in this offering. In these instances the Fund applied the reduced per unit price and appropriate scheduled sales commission, as detailed in the offering prospectus, to the entire purchase, not just the portion of the purchase price which exceeds the $500 thousand threshold. During the three months ended March 31, 2018, there were no such sales or discounts and for the three months ended March 31, 2017, volume discounts totaled $13 thousand. These special discounts are reflected in the financial statements as a reduction of Members’ Capital.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities:

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility As of December 31, 2017, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. At March 31, 2018 and December 31, 2017, approximately $71.5 million and $69.2 million, respectively, were available under the facility, and the Company had no outstanding borrowings under the facility.

10. Commitments:

At March 31, 2018, there was a commitment to fund investments in notes receivable totaling $2.6 million. The contract awards may be canceled by the prospective borrower/investee or may not be accepted by the Company prior to funding.

11. Members’ Capital:

Totals of 2,565,749 and 2,551,749 Units were issued and outstanding as of March 31, 2018 and December 31, 2017, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three months ended March 31, 2018 and March 31, 2017 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2018	2017
Distributions	$512	$319
Weighted average number of Units outstanding	2,514,220	1,598,119
Weighted average distributions per Unit	$0.20	$0.20

12. Fair value measurements:

At March 31, 2018 and December 31, 2017, only the Company’s warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $190 thousand and $62 thousand at March 31, 2018 and December 31, 2017, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended March 31,
	2018	2017
Fair value of warrants at beginning of period	$62	$51
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	129	—
Unrealized (loss) gain on fair valuation of warrants	(1)	(14)
Fair value of warrants at end of period	$190	$37

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2018 and December 31, 2017:

March 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.64 – $14.50
			Exercise price	$1.64 – $9.00
			Time to maturity (in years)	8.38 – 13.70
			Risk-free interest rate	2.71% – 2.78%
			Annualized volatility	36.00% – 58.86%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$3.88 – $4.59
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	8.63 – 13.95
			Risk-free interest rate	2.37% – 2.47%
			Annualized volatility	37.63% – 42.49%

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

Notes receivable

The fair value of the Company’s notes receivable is generally estimated based upon various methodologies deployed by financial and credit management based on assumptions market participants would consider including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market valuation techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,107	$4,107	$—	$—	$4,107
Notes receivable, net	3,868	—	—	3,747	3,747
Warrants, fair value	190	—	—	190	190

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,092	$7,092	$—	$—	$7,092
Notes receivable, net	1,794	—	—	1,794	1,794
Warrants, fair value	62	—	—	62	62

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Such used of gross proceeds was eclipsed on July 6, 2016. The offering was terminated on January 5, 2018.

Results of Operations

The three months ended March 31, 2018 versus the three months ended March 31, 2017.

The Company had net losses of $101 thousand and $123 thousand for the respective three months ended March 31, 2018 and 2017. Results for the first quarter of 2018 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2018 increased by $244 thousand, or 78%, as compared to the prior year period. Such increase was largely due to a $125 thousand, or 45%, increase in operating lease revenue, mainly the result of the Fund's acquisition of new equipment for long-term operating lease; a $106 thousand, or 236%, increase in interest income on notes receivable related to new notes receivable investments; and a $13 thousand, or 93%, favorable change in unrealized gains/losses on fair value adjustment for warrants relative to warrant holdings.

Expenses

Total expenses for the first quarter of 2018 increased by $222 thousand, or 51%, as compared to the prior year period. The increase in total expenses was largely a result of a $117 thousand, or 63%, increase in depreciation expense, the result of approximately $8.0 million in purchase of lease assets in the past twelve months; a $55 thousand, or 112%, increase in cost reimbursements to Manager Member, due to increased indirect cost allocations, a result of increased levels of portfolio assets and the refinement of cost allocation methodology; and a $30 thousand, or 86%, increase in asset management fees paid to the Manager, primarily due to an increase in assets under management; offset, in part, by a $23 thousand, or 23%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets; and an $18 thousand decrease for a reversal of provision for credit losses, due to payments received from customers.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.1 million and $7.1 million at March 31, 2018 and December 31, 2017, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from cash flows from subscriptions, leases and notes receivable and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth the summary cash flow data (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$4	$236
Investing activities	(2,626)	(114)
Financing activities	(363)	2,418
Net decrease in cash and cash equivalents	$(2,985)	$2,540

The three months ended March 31, 2018 versus the three months ended March 31, 2017

During the three months ended March 31, 2018 and 2017, the Company’s primary source of liquidity were cash flows from members’ capital contributions from the sale of Units totaling $340 thousand and $3.2 million, respectively. The net cash provided by the Company’s operating activities were $4 thousand and $236 thousand for March 31, 2018 and 2017, respectively. The principal payments received on notes receivable were $385 thousand and $137 thousand for the respective three months ended March 31, 2018 and 2017.

During the respective three months ended March 31, 2018 and 2017, cash was primarily used to acquire lease assets totaling $408 thousand and $222 thousand, respectively. Cash used to invest in notes receivable totaled $2.6 million and $0 for the respective periods ended March 31, 2018 and 2017. The payment of selling commissions and syndication costs associated with the Company’s offering totaled $51 thousand and $483 thousand for March 31, 2018 and 2017, respectively. Distributions paid to Other Members totaled $501 thousand and $319 thousand at March 31, 2018 and 2017, respectively.

Revolving Credit facility

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of December 31, 2017, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. At March 31, 2018 and December 31, 2017, approximately $71.5 million and $69.2 million, respectively, were available under the facility, and the Company had no outstanding borrowings under the facility.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been made through March 31, 2018.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through March 31, 2018. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2018 (in thousands except for units and per unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Feb 2016 – Nov 2016	Apr 2016 – Dec 2016	492		—		492		0.64	770,832
Dec 2016 – November 2017	Jan 2017 – Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 – February 2018	Jan 2018 – March 2018	501		—		501		0.31	1,630,462
		$2,533		$—		$2,533		1.67
Source of distributions
Lease and loan payments and sales proceeds received		$2,533	100.00%	$—	0.00%	$2,533	100.00%
		$2,533	100.00%	$—	0.00%	$2,533	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 – November 30, 2016, from December 1, 2016 – November 30, 2017, and from December 1, 2017 – February 28, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2018, there was a commitment to fund investments in notes receivable totaling $2.6 million. The amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company’s significant accounting policies since December 31, 2017.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2018:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,565,749	$25,850
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$516	$1,807	$2,323
Other syndication costs	—	1,548	1,548
Total expenses	$516	$3,355	$3,871

(8) Net offering proceeds to the issuer after the total expenses in item 7:	$ 21,979
(9) The amount of the net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$332	$11,620	$11,952
Investment in notes receivable	18	4,722	4,740
Distributions paid and accrued	—	2,761	2,761
Other expenses	—	2,033	2,033
	$350	$21,136	$21,486
(10) Net offering proceeds to the issuer after the total investments and distributions in item 9:			$494

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

Date: May 14, 2018

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