Form 10-Q
period 2018-06-30
ATEL 17, LLC
filed 2018-08-10
CIK 1640982

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018

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

The number of Limited Liability Company Units outstanding as of July 31, 2018 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017
(In Thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,763	$7,092
Due from affiliate	6	—
Accounts receivable, net	46	66
Notes receivable, net	4,063	1,794
Warrants, fair value	237	62
Investments in equipment and leases, net	9,988	10,200
Prepaid expenses and other assets	50	12
Total assets	$18,153	$19,226
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$34
Affiliates	—	74
Accrued distributions to Other Members	228	217
Other	22	30
Non-recourse debt	100	—
Unearned operating lease income	121	164
Total liabilities	471	519
Commitments and contingencies
Members’ capital:
Managing Member	1	1
Other Members	17,681	18,706
Total Members’ capital	17,682	18,707
Total liabilities and Members’ capital	$18,153	$19,226

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating lease revenue	$423	$298	$826	$576
Notes receivable interest income	152	42	303	87
Unrealized (loss) gain on fair value adjustment for warrants	(36)	10	(37)	(4)
Other	5	2	7	4
Total revenues	544	352	1,099	663
Expenses:
Depreciation of operating lease assets	304	214	608	401
Asset management fees to Managing Member	67	23	132	58
Acquisition expense	9	58	84	156
Cost reimbursements to Managing Member and/or affiliates	112	72	216	121
Provision for (reversal of) credit losses	—	9	(18)	9
Amortization of initial direct costs	19	13	37	26
Professional fees	17	49	55	62
Outside services	15	22	46	56
Taxes on income and franchise fees	(11)	—	(9)	—
Bank charges	30	—	58	—
Other	19	7	28	12
Total expenses	581	467	1,237	901
Net loss	$(37)	$(115)	$(138)	$(238)
Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(37)	(115)	(138)	(238)
	$(37)	$(115)	$(138)	$(238)
Net loss per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.06)	$(0.05)	$(0.13)
Weighted average number of Units outstanding	2,565,749	1,954,524	2,568,355	1,777,306

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017 AND FOR THE
SIX MONTHS ENDED JUNE 30, 2018
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	1,475,864	$11,695	$1	$11,696
Capital contributions	1,075,885	10,740	—	10,740
Syndication costs	—	(1,608)	—	(1,608)
Distributions to Other Members ($0.80 per Unit)	—	(1,640)	—	(1,640)
Net loss	—	(481)	—	(481)
Balance December 31, 2017	2,551,749	$18,706	1	$18,707
Capital contributions	34,000	340	—	340
Repurchase of units	(20,000)	(151)	—	(151)
Syndication costs	—	(51)	—	(51)
Distributions to Other Members ($0.40 per Unit)	—	(1,025)	—	(1,025)
Net loss	—	(138)	—	(138)
Balance June 30, 2018 (unaudited)	2,565,749	$17,681	$1	$17,682

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating activities:
Net loss	$(37)	$(115)	$(138)	$(238)
Adjustment to reconcile net loss to net cash provided by operating activities:
Accretion of note discount – warrants	(18)	(4)	(26)	(9)
Depreciation of operating lease assets	304	214	608	401
Amortization of initial direct costs	19	13	37	26
Provision for (reversal of) credit losses	—	9	(18)	9
Unrealized loss on fair value adjustment for warrants	36	(10)	37	4
Changes in operating assets and liabilities:
Accounts receivable	11	(37)	38	36
Prepaid expenses and other assets	(12)	(21)	(38)	(21)
Accounts payable, Managing Member	(1)	(14)	(34)	(8)
Accrued distributions to Other Members	—	38	—	63
Accounts payable, other	(5)	(44)	(8)	(5)
Accrued liabilities, affiliates	63	23	(80)	82
Unearned operating lease income	(28)	4	(43)	(48)
Net cash provided by operating activities	332	56	335	292
Investing activities:
Purchases of equipment on operating leases	—	(3,045)	(407)	(3,267)
Payments of initial direct costs	(1)	(52)	(33)	(81)
Note receivable advances	(681)	—	(3,252)	—
Principal payments received on notes receivable	419	109	804	246
Net cash used in investing activities	(263)	(2,988)	(2,888)	(3,102)
Financing activities:
Borrowings under non-recourse debt	100	—	100	—
Syndication costs paid to Managing Member and affiliates	—	(436)	(51)	(919)
Distributions to Other Members	(513)	(391)	(1,014)	(710)
Capital contributions	—	2,907	340	6,127
Repurchase/Rescissions of Units	—	—	(151)	—
Net cash (used in) provided by financing activities	(413)	2,080	(776)	4,498
Net (decrease) increase in cash and cash equivalents	(344)	(852)	(3,329)	1,688
Cash at beginning of period	4,107	5,970	7,092	3,430
Cash at end of period	$3,763	$5,118	$3,763	$5,118
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$1	$1
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$180	$228	$180

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

As of June 30, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million have been received, inclusive of the $500 initial member’s capital investment. Through the same date, a net total of $151 thousand of such contributions (representing 20,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of June 30, 2018, a total of 2,565,749 Units were issued and outstanding.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2018, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three and six months ended June 30, 2018, the Company recorded unrealized losses of $36 thousand and $37 thousand, respectively, on fair valuation of its warrants. By comparison, the Company recorded unrealized gain of $10 thousand and unrealized loss of $4 thousand, on fair valuations of its warrants during the respective three and six months ended June 30, 2017. As of June 30, 2018 and December 31, 2017, the estimated fair value of the Fund’s portfolio of warrants amounted to $237 thousand and $62 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2018 and 2017.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

remainder of the Fund’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from various industries related to equipment on operating leases.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. As part of the adoption of the standard, the Company has selected and is in the process of implementing new lease accounting software. The Company is in the process of identifying and designing appropriate changes to its business processes, systems and controls to support the new standard. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact was immaterial as the new revenue guideline does not affect revenues from leases and loans, which comprise substantially all of the Company’s revenues since leases are not included within the scope of Topic 606.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 24 to 42 months and bear interest at rates ranging from 11.8% to 16.49% per annum. The notes are secured by the equipment financed. The notes mature from 2020 through 2021. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2018 and December 31, 2017.

As of June 30, 2018, the future minimum payments receivable are as follows (in thousands):

Six months ending December 31, 2018	$1,166
Year ending December 31, 2019	2,273
2020	1,138
2021	390
4,967
Less: portion representing unearned interest income	(705)
4,262
Less: warrants – notes receivable discount	(211)
Unamortized initial direct costs	12
Notes receivable, net	$4,063

IDC (Initial Direct Cost) amortization expense related to notes receivable and the Company’s notes receivable operating leases for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
IDC amortization – notes receivable	$3	$1	$5	$1
IDC amortization – lease assets	16	12	32	25
Total	$19	$13	$37	$26

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Operating Leases
Balance December 31, 2017	18
Reversal of provision of credit loss	(18)
Balance June 30, 2018	$—

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

At June 30, 2018 and 2017, the Company’s investment in financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	June 30, 2018	December 31, 2017
Pass	$4,262	$1,813
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$4,262	$1,813

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

At June 30, 2018 and December 31, 2017, investment in financing receivables is aged as follows (in thousands):

June 30, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$4,262	$4,262	$—
Total	$—	$—	$—	$—	$4,262	$4,262	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,813	$1,813	$—
Total	$—	$—	$—	$—	$1,813	$1,813	$—

The Company had no financing receivables on non-accrual or impaired status at June 30, 2018 and December 31, 2017.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Depreciation/ Amortization Expense	Balance June 30, 2018
Net investment in operating leases	$9,970	$407	$(608)	$9,769
Initial direct costs, net of accumulated amortization of $115 at June 30, 2018 and $82 at December 31, 2017	230	21	(32)	219
Total	$10,200	$428	$(640)	$9,988

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2016 through January 2018.

Impairment of investments in lease assets:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the six months ended June 30, 2018 and the year ended December 31, 2017.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $304 thousand and $214 thousand for the respective three months ended June 30, 2018 and 2017, and $608 thousand and $401 thousand for the respective six months ended June 30, 2018 and 2017.

IDC amortization expense related to the Company’s operating leases totaled $16 thousand and $12 thousand for the respective three months ended June 30, 2018 and 2017, and $32 thousand and $25 thousand for the respective six months ended June 30, 2018 and 2017.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance June 30, 2018
Transportation, rail	$3,679	$—	$—	$3,679
Mining	1,320	407	—	1,727
Construction	1,242	—	—	1,242
Paper processing	1,058	—	—	1,058
Marine vessels	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	711	—	—	711
Aviation	462	—	—	462
Transportation, other	97	—	—	97
	11,212	407	—	11,619
Less accumulated depreciation	(1,242)	(608)	—	(1,850)
Total	$9,970	$(201)	$—	$9,769

The average estimated residual value for assets on operating leases was 38% and 39% of the assets’ original cost at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2018	$856
Year ending December 31, 2019	1,691
2020	1,509
2021	1,025
2022	811
2023	756
Thereafter	462
$7,110

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related Party Transactions: - (continued)

During the three and six months ended June 30, 2018 and 2017, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$261	$31	$551
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	175	20	368
Special discounts	—	—	—	13
Administrative costs reimbursed to Managing Member and/or affiliates	112	72	216	121
Asset management fees to Managing Member	67	23	132	58
Acquisition and initial direct costs paid to Managing Member	11	110	117	237
	$190	$641	$516	$1,348

7. Non-recourse debt:

At June 30, 2018, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2018, gross operating lease rental totaled approximately $104 thousand over the remaining lease term and the carrying value of the pledged assets is $151 thousand. Interest on the note is 4.45% per annum and the note matures in 2021.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2018	$28	$2	$30
Year ending December 31, 2019	57	2	59
2020	15	0	15
	$100	$4	$104

8. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Such costs relating to the comparative three and six month periods ended June 30, 2018 and 2017, are listed below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Administration and Other	$—	$175	$20	$368
Selling Commissions	—	261	31	551
Total Syndication Cost	$—	$436	$51	$919

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2018, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

9. Special Discounts:

The Fund sold Units subject to volume discounts to investors who purchased more than $500 thousand of Units through the same broker dealer in this offering. In these instances the Fund applied the reduced per unit price and appropriate scheduled sales commission, as detailed in the offering prospectus, to the entire purchase, not just the portion of the purchase price which exceeds the $500 thousand threshold. During the three and six months ended June 30, 2018, there were no such sales or discounts and for the three and six months ended June 30, 2017, volume discounts totaled $13 thousand. These special discounts are reflected in the financial statements as a reduction of Members’ Capital.

10. Borrowing facilities:

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility As of June 30, 2018, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

lender designated spread, or the bank’s Prime rate, which re-prices daily. At June 30, 2018 and December 31, 2017, approximately $72.1 million and $69.2 million, respectively, were available under the facility, and the Company had no outstanding borrowings under the facility.

11. Commitments:

At June 30, 2018, there was a commitment to fund investments in notes receivable totaling $2.8 million. The contract awards may be canceled by the prospective borrower/investee or may not be accepted by the Company prior to funding.

12. Members’ Capital:

Totals of 2,565,749 and 2,551,749 Units were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and six months ended June 30, 2018 and June 30, 2017 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributions	$513	$391	$1,025	$710
Weighted average number of Units outstanding	2,565,749	1,954,524	2,568,355	1,777,306
Weighted average distributions per Unit	$0.20	$0.20	$0.40	$0.40

13. Fair value measurements:

At June 30, 2018 and December 31, 2017, only the Company’s warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $237 thousand and $62 thousand at June 30, 2018 and December 31, 2017, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value of warrants at beginning of period	$190	$37	$62	$51
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	$83	—	212	—
Unrealized (loss) gain on fair valuation of warrants	(36)	10	(37)	(4)
Fair value of warrants at end of period	$237	$47	$237	$47

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2018 and December 31, 2017:

June 30, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.95 – $14.50
			Exercise price	$1.64 – $9.00
			Time to maturity (in years)	8.13 – 13.45
			Risk-free interest rate	2.83% – 2.87%
			Annualized volatility	38.15% – 292.22%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$3.88 – $4.59
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	8.63 – 13.95
			Risk-free interest rate	2.37% – 2.47%
			Annualized volatility	37.63% – 42.49%

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,763	$3,763	$—	$—	$3,763
Notes receivable, net	4,063	—	—	3,966	3,966
Warrants, fair value	237	—	—	237	237
Financial liabilities:
Non-recourse debt	100	—	—	100	100

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,092	$7,092	$—	$—	$7,092
Notes receivable, net	1,794	—	—	1,794	1,794
Warrants, fair value	62	—	—	62	62

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Such use of gross proceeds was eclipsed on July 6, 2016. The offering was terminated on January 5, 2018.

Results of Operations

The three months ended June 30, 2018 versus the three months ended June 30, 2017

The Company had net losses of $37 thousand and $115 thousand for the respective three months ended June 30, 2018 and 2017. Results for the second quarter of 2018 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended June 30, 2018 increased by $192 thousand, or 55%, as compared to the prior year period. Such increase was largely due to a $125 thousand, or 42%, increase in operating lease revenue, mainly the result of new operating lease equipment acquisitions; and a $110 thousand, or more than 2 times, increase in interest income on notes receivable related to new investments in notes receivable; offset, in part, by a $46 thousand, or almost 5 times, unfavorable change in unrealized gains/losses on fair value adjustment for the warrant holdings.

Expenses

Total expenses for the three months ended June 30, 2018 increased by $114 thousand, or 24%, as compared to the prior year period. The increase in total expenses was due to a $90 thousand, or 42%, increase in depreciation expense, the result of approximately $1.7 million of lease assets purchased in the past twelve months; a $44 thousand, or 191%, increase in asset management fees paid to the Manager, due to an increase in managed assets; a $40 thousand, or 56%, increase in cost reimbursements to Manager Member, a result of increased levels of portfolio assets and the refinement of cost allocation methodology; and a $30 thousand, increase in bank charges for fees related to the line of credit; offset, in part, by a $49 thousand, or 84%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets; a $32 thousand, or 65%, decrease in professional fees, due to year over year difference in timing and related billings for professional audit and tax services; and a $9 thousand decrease in the provision for credit losses, due to payments received from customers.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

The Company had net losses of $138 thousand and $238 thousand for the six months ended June 30, 2018 and 2017, respectively. Results for the first half of 2018 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the six months ended June 30, 2018 increased by $436 thousand, or 66%, as compared to the prior year period. Such increase was largely due to a $250 thousand, or 43%, increase in operating lease revenues, mainly the result of new operating lease equipment acquisitions; and a $216 thousand, or more than 2 times, increase in interest income on notes receivable related to new investments in notes receivable; offset, in part by, a $33 thousand, or 8 times, unfavorable change in unrealized losses on fair value adjustment for the warrant holdings.

Expenses

Total operating expenses for the six months ended June 30, 2018 increased by $336 thousand, or 37%, as compared to the prior year period. The net increase was due to a $207 thousand, or 52%, increase in depreciation expense, largely due to the addition of $1.7 million in equipment purchased for operating leases since June 30, 2017; a $95 thousand, or 79%, increase in cost reimbursements to Managing Member, a result of increased levels of portfolio assets and the refinement of cost allocation methodology; a $74 thousand, or 128%, increase in asset management fees paid to the Manager, due to an increase in managed assets; a $58 thousand increase in bank charges for fees related to the line of credit; and an $11 thousand, or 42%, increase in amortization of initial direct costs due to an increase in acquisitions of equipment purchased for operating leases and notes receivable; offset in part by, a $72 thousand, or 46%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets; and a $27 thousand, or 3 times, favorable change in the provision for credit losses, due to payments received from customers.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.8 million and $7.1 million at June 30, 2018 and December 31, 2017, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from cash flows from subscriptions, leases and notes receivable and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth the summary cash flow data (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$332	$56	$335	$292
Investing activities	(263)	(2,988)	(2,888)	(3,102)
Financing activities	(413)	2,080	(776)	4,498
Net (decrease) increase in cash and cash equivalents	$(344)	$(852)	$(3,329)	$1,688

The three months ended June 30, 2018 versus the three months ended June 30, 2017

During the three months ended June 30, 2018, the Company’s primary source of liquidity was from its portfolio of operating lease contracts and investments in notes receivable. The Company received $419 thousand and $109 thousand from principal payments on notes receivable, for the respective three months ended June 30, 2018 and 2017. During the three months ended June 30, 2017, the Company’s primary source of liquidity was subscription proceeds from the sale of Units totaling $2.9 million. Cash received from borrowings under non-recourse debt totaled $100 thousand and $0 for the three months ended June 30, 2018 and 2017.

During the three months ended June 30, 2018, cash was primarily used to acquire lease assets, invest in notes receivable, and to pay distributions. Cash used to acquire lease assets totaled $0 and $3 million for the respective three months ended June 30, 2018 and 2017. Cash used to invest in notes receivable totaled $681 thousand and $0 for the respective three months ended June 30, 2018 and 2017. Distributions paid to Other Members totaled $513 thousand and $391 thousand for the respective three months ended June 30, 2018 and 2017. The payment of syndication costs associated with the Company’s offering totaled $0 and $436 thousand for the respective three months ended June 30, 2018 and 2017.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

During the six months ended June 30, 2018, the Company’s primary source of liquidity were from its portfolio of operating lease contracts and investments in notes receivable. Cash received from Members for the offering of Units totaled $340 thousand and $6.1 million for the respective six months ended June 30, 2018 and 2017. Cash received from borrowings under non-recourse debt totaled $100 thousand and $0 for the respective six months ended June 30, 2018 and 2017. The Company received $804 thousand and $246 thousand from principal payments on notes receivable for the respective six months ended June 30, 2018 and 2017.

During the same comparative periods, cash was primarily used to acquire lease assets, invest in notes receivable and pay distributions. Cash used to acquire lease assets totaled $407 thousand and $3.3 million for the respective six months ended June 30, 2018 and 2017. Cash used to invest in notes receivable totaled $3.2 million and $0 for the respective six months ended June 30, 2018 and 2017. Distributions paid to Other Members totaled $1.0 million and $710 thousand for the respective six months ended June 30, 2018 and 2017. Cash used for the repurchase of Units totaled $151 thousand and $0 for the six months ended June 30, 2018 and 2017. The payment of selling commissions and syndication costs associated with the Company’s offering totaled $51 thousand and $919 thousand for the respective six months ended June 30, 2018 and 2017.

Revolving Credit facility

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of June 30, 2018, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. At June 30, 2018 and December 31, 2017, approximately $72.1 million and $69.2 million, respectively, were available under the facility, and the Company had no outstanding borrowings under the facility.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been made through June 30, 2018.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through June 30, 2018. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2018 (in thousands except for units and per unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Feb 2016 – Nov 2016	Apr 2016 – Dec 2016	492		—		492		0.64	770,832
Dec 2016 – November 2017	Jan 2017 – Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 – May 2018	Jan 2018 – June 2018	1,014		—		1,014		0.40	2,558,407
		$3,046		$—		$3,046		1.82
Source of distributions
Lease and loan payments and sales proceeds received		$3,046	100.00%	$—	0.00%	$3,046	100.00%
		$3,046	100.00%	$—	0.00%	$3,046	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 – November 30, 2016, from December 1, 2016 – November 30, 2017, and from December 1, 2017 – May 28, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2018, there was a commitment to fund investments in notes receivable totaling $2.8 million. The amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2018:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,565,749	$25,850
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

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
(9) The amount of the net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$332	$11,620	$11,952
Investment in notes receivable	20	5,877	5,897
Distributions paid and accrued	—	3,274	3,274
Other expenses	—	2,325	2,325
	$352	$23,096	$23,448
(10) Net offering proceeds to the issuer after the total investments and distributions in item 9:			$(1,469)

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

Date: August 9, 2018

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