Form 10-Q
period 2018-09-30
ATEL 17, LLC
filed 2018-11-08
CIK 1640982

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018

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

The number of Limited Liability Company Units outstanding as of October 31, 2018 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(In Thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,885	$7,092
Due from affiliates	156	—
Accounts receivable, net	46	66
Notes receivable, net	3,908	1,794
Warrants, fair value	249	62
Investments in equipment and leases, net	9,668	10,200
Prepaid expenses and other assets	42	12
Total assets	$18,954	$19,226
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$34
Affiliates	140	74
Accrued distributions to Other Members	228	217
Other	20	30
Non-recourse debt	1,350	—
Unearned operating lease income	73	164
Total liabilities	1,811	519
Commitments and contingencies
Members’ capital:
Managing Member	1	1
Other Members	17,142	18,706
Total Members’ capital	17,143	18,707
Total liabilities and Members’ capital	$18,954	$19,226

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$424	$373	$1,250	$949
Notes receivable interest income	166	39	469	126
Unrealized loss on fair value adjustment for warrants	—	(2)	(37)	(6)
Other	5	1	12	5
Total revenues	595	411	1,694	1,074
Expenses:
Depreciation of operating lease assets	304	259	912	660
Asset management fees to Managing Member	68	37	200	95
Acquisition expense	13	26	97	182
Cost reimbursements to Managing Member and/or affiliates	98	78	314	199
Provision for (reversal of) credit losses	—	12	(18)	21
Amortization of initial direct costs	21	16	58	42
Interest expense	6	—	6	—
Professional fees	36	21	91	83
Outside services	23	16	69	57
Taxes on income and franchise fees	—	3	(9)	3
Bank charges	30	24	88	25
Other	23	18	51	44
Total expenses	622	510	1,859	1,411
Net loss	$(27)	$(99)	$(165)	$(337)
Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(27)	(99)	(165)	(337)
	$(27)	$(99)	$(165)	$(337)
Net loss per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.04)	$(0.06)	$(0.18)
Weighted average number of Units outstanding	2,565,749	2,213,264	2,567,477	1,924,222

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2018
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	1,475,864	$11,695	$1	$11,696
Capital contributions	1,075,885	10,740	—	10,740
Syndication costs	—	(1,608)	—	(1,608)
Distributions to Other Members ($0.80 per Unit)	—	(1,640)	—	(1,640)
Net loss	—	(481)	—	(481)
Balance December 31, 2017	2,551,749	$18,706	1	$18,707
Capital contributions	34,000	340	—	340
Repurchase of units	(20,000)	(151)	—	(151)
Syndication costs	—	(51)	—	(51)
Distributions to Other Members ($0.60 per Unit)	—	(1,537)	—	(1,537)
Net loss	—	(165)	—	(165)
Balance September 30, 2018 (unaudited)	2,565,749	$17,142	$1	$17,143

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating activities:
Net loss	$(27)	$(99)	$(165)	$(337)
Adjustment to reconcile net loss to net cash provided by operating activities:
Accretion of note discount – warrants	(22)	(5)	(48)	(14)
Depreciation of operating lease assets	304	259	912	660
Amortization of initial direct costs	21	16	58	42
Provision for (reversal of) credit losses	—	12	(18)	21
Unrealized loss on fair value adjustment for warrants	—	2	37	6
Changes in operating assets and liabilities:
Accounts receivable	—	(31)	38	5
Due from Managing Member and affiliates	(156)	—	(156)	—
Prepaid expenses and other assets	8	6	(30)	(15)
Accounts payable, Managing Member and affiliates	146	(90)	32	(16)
Accrued distributions to Other Members	—	(63)	—	—
Accounts payable, other	(1)	19	(10)	14
Unearned operating lease income	(48)	8	(91)	(40)
Net cash provided by operating activities	225	34	559	326
Investing activities:
Purchases of equipment on operating leases	(2)	(24)	(408)	(3,291)
Payments of initial direct costs	(5)	(32)	(38)	(113)
Note receivable and warrants advances	(300)	—	(3,552)	—
Principal payments received on notes receivable	466	111	1,270	357
Net cash provided by (used in) investing activities	159	55	(2,728)	(3,047)
Financing activities:
Borrowings under non-recourse debt	1,250	—	1,350	—
Syndication costs paid to Managing Member and affiliates	—	(478)	(51)	(1,397)
Distributions to Other Members	(512)	(354)	(1,526)	(1,064)
Capital contributions	—	3,197	340	9,324
Repurchase/Rescissions of Units	—	—	(151)	—
Net cash provided by (used in) financing activities	738	2,365	(38)	6,863
Net increase (decrease) in cash and cash equivalents	1,122	2,454	(2,207)	4,142
Cash at beginning of period	3,763	5,118	7,092	3,430
Cash at end of period	$4,885	$7,572	$4,885	$7,572
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$1	$1
Cash paid during the period for interest	$3	$—	$3	$—
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$206	$228	$206

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7.5 million on July 6, 2016. The offering was terminated on January 5, 2018.

As of September 30, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million have been received, inclusive of the $500 initial member’s capital investment. Through the same date, a net total of $151 thousand of such contributions (representing 20,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of September 30, 2018, a total of 2,565,749 Units were issued and outstanding.

The Fund, or Managing Member on behalf of the Fund had incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs borne by the Fund was limited by certain provisions of the Operating Agreement.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2018, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three and nine months ended September 30, 2018, the Company recorded unrealized losses of $0 and $37 thousand, respectively, on fair valuation of its warrants. By comparison, the Company recorded unrealized losses of $2 thousand and $6 thousand, on fair valuations of its warrants during the respective three and nine months ended September 30, 2017. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Fund’s portfolio of warrants amounted to $249 thousand and $62 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2018 and 2017.

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

Recent accounting pronouncements:

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. The Company expects to utilize the package of practical expedients as provided in the standard.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as the new revenue guideline does not affect revenue from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 24 to 42 months and bear interest at rates ranging from 11.6% to 16.49% per annum. The notes are secured by the equipment financed. The notes mature from 2020 through 2022. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, the future minimum payments receivable are as follows (in thousands):

Three months ending December 31, 2018	$601
Year ending December 31, 2019	2,376
2020	1,241
2021	493
2022	9
4,720
Less: portion representing unearned interest income	(625)
4,095
Less: warrants – notes receivable discount	(200)
Unamortized initial direct costs	13
Notes receivable, net	$3,908

IDC (Initial Direct Cost) amortization expense related to notes receivable and operating leases for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
IDC amortization – notes receivable	$4	$1	$9	$2
IDC amortization – lease assets	17	15	49	40
Total	$21	$16	$58	$42

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Operating Leases
Balance December 31, 2017	$18
Reversal of provision of credit loss	(18)
Balance September 30, 2018	$—

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

At September 30, 2018 and 2017, the Company’s investment in financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	September 30, 2018	December 31, 2017
Pass	$4,095	$1,813
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$4,095	$1,813

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

At September 30, 2018 and December 31, 2017, investment in financing receivables is aged as follows (in thousands):

September 30, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$4,095	$4,095	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,813	$1,813	$—

The Company had no financing receivables on non-accrual or impaired status at September 30, 2018 and December 31, 2017.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Depreciation/ Amortization Expense	Balance September 30, 2018
Net investment in operating leases	$9,970	$408	$(912)	$9,466
Initial direct costs, net of accumulated amortization of $131 at September 30, 2018 and $82 at December 31, 2017	230	21	(49)	202
Total	$10,200	$429	$(961)	$9,668

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2016 through January 2018.

Impairment of investments in lease assets:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2018 and 2017.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $304 thousand and $259 thousand for the respective three months ended September 30, 2018 and 2017, and $912 thousand and $660 thousand for the respective nine months ended September 30, 2018 and 2017.

IDC amortization expense related to the Company’s operating leases totaled $17 thousand and $15 thousand for the respective three months ended September 30, 2018 and 2017, and $49 thousand and $40 thousand for the respective nine months ended September 30, 2018 and 2017.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance September 30, 2018
Transportation, rail	$3,679	$—	$—	$3,679
Mining	1,320	408	—	1,728
Construction	1,242	—	—	1,242
Paper processing	1,058	—	—	1,058
Marine vessels	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	711	—	—	711
Aviation	462	—	—	462
Transportation, other	97	—	—	97
	11,212	408	—	11,620
Less accumulated depreciation	(1,242)	(912)	—	(2,154)
Total	$9,970	$(504)	$—	$9,466

The average estimated residual value for assets on operating leases was 39% of the assets’ original cost at both September 30, 2018 and December 31, 2017.

At September 30, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2018	$428
Year ending December 31, 2019	1,691
2020	1,509
2021	1,025
2022	811
2023	756
Thereafter	462
$6,682

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related Party Transactions: - (continued)

During the three and nine months ended September 30, 2018 and 2017, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$287	$31	$838
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	191	20	559
Special discounts	—	6	—	19
Administrative costs reimbursed to Managing Member and/or affiliates	98	78	314	199
Asset management fees to Managing Member	68	37	200	95
Acquisition and initial direct costs paid to Managing Member	18	58	135	295
	$184	$657	$700	$2,005

7. Non-recourse debt:

At September 30, 2018, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.72% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2018, gross operating lease rentals totaled approximately $1.5 million over the remaining lease terms and the carrying value of the pledged assets was $1.9 million. The notes mature from 2020 through 2024.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2018	$100	$14	$114
Year ending December 31, 2019	407	45	452
2020	285	30	315
2021	187	21	208
2022	135	14	149
2023	135	8	143
Thereafter	101	2	103
	$1,350	$134	$1,484

8. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Such costs relating to the comparative three and nine month periods ended September 30, 2018 and 2017, are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Administration and Other	$—	$191	$20	$559
Selling Commissions	—	287	31	838
Total Syndication Cost	$—	$478	$51	$1,397

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2018, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

9. Special Discounts:

The Fund sold Units subject to volume discounts to investors who purchased more than $500 thousand of Units through the same broker dealer in this offering. In these instances the Fund applied the reduced per unit price and appropriate scheduled sales commission, as detailed in the offering prospectus, to the entire purchase, not just the portion of the purchase price which exceeds the $500 thousand threshold. During the three and nine months ended September 30, 2018, there were no such sales or discounts and for the three and nine months ended September 30, 2017, volume discounts totaled $13 thousand. These special discounts are reflected in the financial statements as a reduction of Members’ Capital.

10. Borrowing facilities:

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility As of September 30, 2018, the Credit Facility is for an amount of $75 million and has

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. At September 30, 2018 and December 31, 2017, approximately $72.9 million and $69.2 million, respectively, were available under the facility, and the Company had no outstanding borrowings under the facility.

11. Commitments:

At September 30, 2018, there was a commitment to fund investments in notes receivable totaling $400 thousand. The contract awards may be canceled by the prospective borrower or may not be accepted by the Company prior to funding.

12. Members’ Capital:

Totals of 2,565,749 and 2,551,749 Units were issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions	$512	$443	$1,537	$1,153
Weighted average number of Units outstanding	2,565,749	2,213,264	2,567,477	1,924,222
Weighted average distributions per Unit	$0.20	$0.20	$0.60	$0.60

13. Fair value measurements:

At September 30, 2018 and December 31, 2017, only the Company’s warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $249 thousand and $62 thousand at September 30, 2018 and December 31, 2017, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value of warrants at beginning of period	$237	$47	$62	$51
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	12	—	224	—
Unrealized loss on fair valuation of warrants	—	(2)	(37)	(6)
Fair value of warrants at end of period	$249	$45	$249	$45

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2018 and December 31, 2017:

September 30, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 – $14.50
			Exercise price	$0.02 – $9.00
			Time to maturity (in years)	7.88 – 13.20
			Risk-free interest rate	3.02% – 3.08%
			Annualized volatility	37.51% – 292.30%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$3.88 – $4.59
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	8.63 – 13.95
			Risk-free interest rate	2.37% – 2.47%
			Annualized volatility	37.63% – 42.49%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,885	$4,885	$—	$—	$4,885
Notes receivable, net	3,908	—	—	3,868	3,868
Warrants, fair value	249	—	—	249	249
Financial liabilities:
Non-recourse debt	1,350	—	—	1,341	1,341

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,092	$7,092	$—	$—	$7,092
Notes receivable, net	1,794	—	—	1,794	1,794
Warrants, fair value	62	—	—	62	62

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company Units to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only at such time as total subscription proceeds received by the Fund from all subscribers, including the escrowed Pennsylvania subscriptions, equal not less than $7.5 million in gross proceeds. Total contributions to the Fund exceeded $7.5 million on July 6, 2016. The offering was terminated on January 5, 2018.

Results of Operations

The three months ended September 30, 2018 versus the three months ended September 30, 2017

The Company had net losses of $27 thousand and $99 thousand for the respective three months ended September 30, 2018 and 2017. Results for the third quarter of 2018 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the three months ended September 30, 2018 increased by $184 thousand, or 45%, as compared to the prior year periods. Such increase was largely due to a $127 thousand, or 326%, increase in interest income on notes receivable related to new investments in notes receivable; and a $51 thousand, or 14%, increase in operating lease revenue, mainly the result of new operating lease equipment contracts and related acquisitions.

Expenses

Total expenses for the three months ended September 30, 2018 increased by $112 thousand, or 22%, as compared to the prior year period. The increase in total expenses was due to a $45 thousand, or 17%, increase in depreciation expense, the result of approximately $1.3 million in purchase of lease assets in the past twelve months; a $31 thousand, or 84%, increase in asset management fees paid to the Manager, primarily due to an increase in assets under management; a $20 thousand, or 26%, increase in cost reimbursements to Manager Member, pursuant to incremental operations and support efforts; a $15 thousand, or 71%, increase in professional fees due to the year over year difference in timing and related billings for professional audit and tax services; offset, in part, by a $13 thousand, or 50%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets; and a $12 thousand, or 100%, favorable change in the provision for credit losses, a result of timely collections on customer accounts.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

The Company had net losses of $165 thousand and $337 thousand for the nine months ended September 30, 2018 and 2017, respectively. Results for the nine months ended September 30, 2018 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2018 increased by $620 thousand, or 58%, as compared to the prior year period. Such increase was largely due to a $301 thousand, or 32%, increase in operating lease revenues, mainly the result of new operating lease equipment contracts and related acquisitions; and a $343 thousand, or 272%, increase in interest income on notes receivable related to new investments in notes receivable portfolio; offset, in part by, a $31 thousand, or 5 times, unfavorable change in unrealized gains on fair value adjustment for warrants relative to warrant holdings.

Expenses

Total operating expenses for the nine months ended September 30, 2018 increased by $448 thousand, or 32%, as compared to the prior year period. The net increase was due to a $252 thousand, or 38%, increase in depreciation expense, largely due to the addition of approximately $1.3 million in equipment purchased for operating leases since September 30, 2017; a $115 thousand, or 58%, increase in cost reimbursements to Managing Member, pursuant to incremental operations and support efforts; a $105 thousand, or 111%, increase in asset management fees paid to the Manager, primarily due to increased managed assets and related revenue; a $63 thousand, or 252%, increase in bank charges due to line of credit fees; a $16 thousand, or 38%, increase in amortization of initial direct costs due to an increase in acquisitions of equipment purchased for operating lease and notes receivable; offset in part by, an $85 thousand, or 47%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets; and a $39 thousand, or 2 times, favorable adjustment due to the reversal of provision for credit losses, a result of timely collections on customer accounts.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.9 million and $7.1 million at September 30, 2018 and December 31, 2017, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from cash flows from subscriptions, leases and notes receivable and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth the summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$225	$34	$559	$326
Investing activities	159	55	(2,728)	(3,047)
Financing activities	738	2,365	(38)	6,863
Net increase (decrease) in cash and cash equivalents	$1,122	$2,454	$(2,207)	$4,142

The three months ended September 30, 2018 versus the three months ended September 30, 2017

During the three months ended September 30, 2018, the Company’s primary source of liquidity was from its portfolio of operating lease contracts, its investments in notes receivable and from borrowings of non-recourse debt. The net cash provided by the Company’s operating activities were $225 thousand and $34 thousand for the respective three months ended September 30, 2018 and 2017, respectively. The Company received $466 thousand and $111 thousand from principal payments on notes receivable, for the respective three months ended September 30, 2018 and 2017. During the three months ended September 30, 2017, the Company’s primary source of liquidity was subscription proceeds from the sale of Units totaling $3.2 million. Cash received from borrowings under non-recourse debt totaled $1.3 million and $0 for the respective three months ended September 30, 2018 and 2017.

During the three months ended September 30, 2018, cash was primarily used to invest in notes receivable and to pay distributions. Cash used to invest in notes receivable totaled $300 thousand and $0 for the respective three months ended September 30, 2018 and 2017. Distributions paid to Other Members totaled $512 thousand and $354 thousand for the respective three months ended September 30, 2018 and 2017. In addition, syndication costs totaled $478 thousand during the three months ended September 30, 2017.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

During the nine months ended September 30, 2018, the Company’s primary source of liquidity were from its portfolio of operating lease contracts, investments in notes receivable, Members’ capital contributions from the sale of Units and from borrowings under non-recourse debt. The net cash provided by the Company’s operating activities were $559 thousand and $326 thousand for the nine months ended September 30, 2018 and 2017, respectively. Cash received from Members for the offering of Units totaled $340 thousand and $9.3 million for the respective nine months ended September 30, 2018 and 2017. Cash received from borrowings under non-recourse debt totaled $1.4 million and $0 for the respective nine months ended September 30, 2018 and 2017. The Company also received $1.3 million and $357 thousand from principal payments on notes receivable for respective nine months ended September 30, 2018 and 2017.

During the same comparative periods, cash was primarily used to acquire lease assets, invest in notes receivable, pay distributions and syndication costs. Cash used to acquire lease assets totaled $408 thousand and $3.3 million for the respective nine months ended September 30, 2018 and 2017. Cash used to invest in notes receivable totaled $3.6 million and $0 for the respective nine months ended September 30, 2018 and 2017. Distributions paid to Other Members totaled $1.5 million and $1.1 million for the respective nine months ended September 30, 2018 and 2017. The payment of syndication costs associated with the Company’s offering totaled $51 thousand and $1.4 million for the respective nine months ended September 30, 2018 and 2017. Cash used for the repurchase of Units totaled $151 thousand and $0 for the respective nine months ended September 30, 2018 and 2017.

Revolving Credit facility

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of September 30, 2018, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. At September 30, 2018 and December 31, 2017, approximately $72.9 million and $69.2 million, respectively, were available under the facility, and the Company had no outstanding borrowings under the facility.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been made through September 30, 2018.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through September 30, 2018. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2018 (in thousands except for units and per unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Feb 2016 – Nov 2016	Apr 2016 – Dec 2016	$492		$—		$492		0.64	770,832
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 – Aug 2018	Jan 2018 – Sep 2018	1,526		—		1,526		0.59	2,567,690
		$3,558		$—		$3,558		2.01
Source of distributions
Lease and loan payments and sales proceeds received		$3,558	100.00%	$—	0.00%	$3,558	100.00%
		$3,558	100.00%	$—	0.00%	$3,558	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 – November 30, 2016, from December 1, 2016 – November 30, 2017, and from December 1, 2017 – August 31, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2018, there was a commitment to fund investments in notes receivable totaling $400 thousand. The amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2018:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,565,749	$25,850
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

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
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$332	$11,620	$11,952
Investment in notes receivable	24	6,177	6,201
Distributions paid and accrued	—	3,787	3,787
Other expenses	—	2,626	2,626
	$356	$24,210	$24,566
(10) Net offering proceeds to the issuer after the total investments and distributions in item 9:			$(2,587)

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of June 30, 2018. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their reported balances, which management believes approximate their fair values. The same was applied to loans incurred under the acquisition facility since they bear variable rates of interest. A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases and non-recourse debt. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities. The valuation of the Company’s warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s).

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the June 30, 2018 valuation date. As of June 30, 2018, the value of the Company’s assets, calculated on this basis, was approximately $8.14 per Unit. Hereafter this initial post-offering unit valuation, such unit valuation will be performed and subjected to independent appraisal on an annual basis, and published in the company’s annual Form 10-K.

The foregoing valuation was performed solely for the purpose of providing an estimated value per Unit for those Unitholders who seek valuation information. It is important to note again that there is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. The Company will liquidate its assets in the ordinary course of its business and investment cycle. Furthermore, there can be no assurance as to when the Company will be fully liquidated, the amount the Company may actually receive if and when it seeks to liquidate its assets, the amount of lease payments and equipment disposition proceeds the Company will actually receive over the remaining term of the Company, or the amounts that may actually be received in distributions by Unitholders over the course of the Company’s remaining term.

Item 6. Exhibits.

(a) Documents filed as a part of this report

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

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