Form 10-K
period 2018-12-31
ATEL 17, LLC
filed 2019-03-18
CIK 1640982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2018
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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2019 was 2,565,749.

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

As of December 31, 2018, cumulative gross contributions less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2018, the Company has purchased equipment with a total acquisition price of $12.5 million. The Company has also funded investments in notes receivable totaling $6.2 million through December 31, 2018.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the U.S., has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2018 and the industries to which the assets have been leased:

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Railroad	$3,679	29.52%
Mining	1,728	13.86%
Construction	1,243	9.97%
Paper processing	1,058	8.49%
Marine	1,041	8.35%
Containers	860	6.90%
Agriculture	742	5.95%
Material handling	711	5.70%
Aviation	1,306	10.49%
Transportation	96	0.77%
	$12,464	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$3,679	29.52%
Construction	1,728	13.86%
Agriculture	1,345	10.79%
Paper and allied products	1,058	8.49%
Utilities	1,041	8.35%
Refuse systems	860	6.90%
Chemical	844	6.77%
Transportation, air	1,306	10.48%
Industrial machinery	306	2.46%
Transportation services, other	297	2.38%
	$12,464	100.00%

From inception to December 31, 2018, the Company has not disposed of any leased assets.

For further information regarding the Company’s equipment lease portfolio as of December 31, 2018, see Note 5, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2018 and the industries to which the assets have been financed:

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Research	$1,599	25.89%
Manufacturing	871	14.10%
Agriculture	706	11.43%
Miscellaneous	3,000	48.58%
	$6,176	100.00%

Industry of Lessee	Amount Financed Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$1,500	24.29%
Electrical	1,125	18.22%
Health services	1,000	16.19%
Computer engines	871	14.10%
Agriculture	706	11.43%
Manufacturing	500	8.10%
Research & development	474	7.67%
	$6,176	100.00%

From inception to December 31, 2018, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Miscellaneous	$500	$359	$219

For further information regarding the Company’s notes receivable portfolio as of December 31, 2018, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2018, a total of 411 investors were Unitholders of record in the Company.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to National Association of Securities Dealers (“NASD”) Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

The effective date of the Notice was April 11, 2016.

Methodologies

Broker dealers are required to provide a per share estimated value on the customer account statements for each non-listed DPP security held by their customers. Such estimated value must have been developed in a manner reasonably designed to provide a reliable value. Two valuation methodologies have been defined by FINRA, which by such designation are presumed to be reliable.

Net Investment Methodology

The amendments to NASD Rule 2340(c)(1)(A) require “net investment” to be based on the “amount available for investment” percentage disclosed in the “Estimated Use of Proceeds” section of the issuer’s offering prospectus. In essence, such value is equal to the offering price less selling commissions, other offering and organization expenses, and capital reserves. This method may be used for up to 150 days following the second anniversary of a Fund breaking escrow.

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third-party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

Unit Valuation

The per Unit valuation estimate for ATEL 17, LLC has been conducted, and the results disclosed herein, in compliance with the mandates of the Notice.

For ATEL 17, LLC, its estimated value per Unit reflects the Manager’s estimate of current portfolio valuation of all assets and liabilities of the Fund, calculated on a per Unit basis, and as such, does not represent a market value for the Units and may not accurately reflect the value of the Fund Units to the Unit holders if held over time to Fund maturity.

In connection with any estimate of per Unit value, Unit holders and all parties are reminded that no public market for the Units exists. Additionally, in order to preserve the Fund’s pass-through status for federal income tax purposes, the Fund will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

The estimate of per Unit value does not take into account any extraordinary potential future business activity of the Fund; rather the valuation represents a snapshot view of the Fund’s portfolio as of the valuation date. In addition, the Fund does not include any analysis of the distributions that have already been paid by the Fund, nor the anticipated returns to Unit holder over the full course of the Fund life cycle, which will be dependent on many factors.

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2018.

ATEL 17, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

For these disclosure, subsequent to the Fund's initial compliance with FINRA 15-02, annual disclosures of estimated per unit values, through the termination of the Fund, will be accomplished and included on an annual basis in a document filed with the Securities and Exchange Commission available to the public.

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (1.25% of the aggregate original equipment cost of Portfolio Assets during offering stage, 1.75% of the aggregate net Portfolio Assets during operating stage and 1.75% of the Book Value of the Fund Assets less total cash reported as of the end of the most recent prior fiscal quarter or year, as the case may be)
•	carried interest applicable for the Fund (0.01% of distributions)
•	Operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2018.

For Off-Lease:  A current fair market value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
D.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
E.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 17, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 17, LLC at December 31, 2018 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $7.50. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 17, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 17, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016. Additional distributions have been consistently made through December 31, 2018.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2018, and paid through December 31, 2018. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 17, LLC Prospectus dated January 5, 2016 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2018 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Feb 2016 – Nov 2016	Apr 2016 – Dec 2016	$492		$—		$492		0.64	770,832
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	2,043		—		2,043		0.80	2,562,088
		$4,075		$—		$4,075		2.22
Source of distributions
Lease and loan payments and sales proceeds received		$4,075	100.00%	$—	0.00%	$4,075	100.00%
		$4,075	100.00%	$—	0.00%	$4,075	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 – November 30, 2016, from December 1, 2016 – November 30, 2017, and from December 1, 2017 – November 30, 2018, respectively.

Use of Proceeds from Registered Securities

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2018 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,565,749	$25,850

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$516	$1,807	$2,323
Other syndication costs	—	1,548	1,548
Total expenses	$516	$3,355	$3,871
(8) Net offering proceeds to the issuer after the total expenses in item 7:			$21,979
(9)	The amount of the net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning
ten percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$332	$12,465	$12,797
Investment in notes receivable	24	6,177	6,201
Distributions paid and accrued	—	4,302	4,302
Other expenses	—	2,941	2,941
	$356	$25,885	$26,241
(10) Net offering proceeds to the issuer after the total investments and distributions in item 9:			$(4,262)
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the Limited Liability Company Units (“Units”) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on January 5, 2018. As of December 31, 2018, 2,565,749 Units were issued and outstanding.

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

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2016 through 2018. The utilization percentage of existing assets under lease was 100% at both December 31, 2018 and 2017.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2018 versus 2017

The Company had net loss of $170 thousand and $481 thousand for the years ended December 31, 2018 and 2017, respectively. Results for 2018 reflect increases in both total revenues and total expenses when compared to prior year.

Revenues

Total revenues for 2017 increased by $796 thousand, or 52%, as compared to prior year. Such increase was largely due to a $462 thousand, or 291%, increase in interest income on notes receivable related to funding of new notes receivable investments; and a $343 thousand, or 26%, increase in operating lease revenues, mainly the result of new operating lease equipment contracts and related acquisitions; offset in part, by an $18 thousand, or 100%, decrease in gain on sales of lease assets and early termination of notes receivable due to a change in the volume and mix of assets sold.

Expenses

Total expenses for 2018 increased by $485 thousand, or 24%, as compared to prior year. The increase in total expenses was largely a result of a $290 thousand, or 31%, increase in depreciation expense, the result of approximately $1.3 million in purchase of lease assets in year 2018; a $141 thousand, or 50%, increase in cost reimbursements to Manager Member, pursuant to incremental operations and support efforts; a $101 thousand, or 60%, increase in asset management fees paid to the Manager, primarily due to increased managed assets and related revenue; a $73 thousand, or 155%, increase in bank charges due to line of credit fees; offset in part, by a $128 thousand, or 54%, decrease in acquisition expenses related to lower period over period acquisitions of operating lease assets and a $36 thousand, or 200%, favorable adjustment due to the reversal of provision for credit losses, a result of timely collections on customer accounts.

Capital Resources and Liquidity

At December 31, 2018 and 2017, the Company’s cash and cash equivalents totaled $6.5 million and $7.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2018	2017
Net cash provided by (used in):
Operating activities	$864	$633
Investing activities	(3,098)	(4,563)
Financing activities	1,626	7,592
Net (decrease) increase in cash and cash equivalents	$(608)	$3,662

2018 versus 2017

During 2018 and 2017, the Company’s primary sources of liquidity were from its portfolio of operating lease contracts, investments in notes receivable, Members’ capital contributions from the sale of Units and from borrowings under non-recourse debt. The net cash provided by the Company’s operating activities were $864 thousand and $633 thousand for 2018 and 2017, respectively. Cash received from Members for the offering of Units totaled $340 thousand and $10.7 million for the respective years 2018 and 2017. During the years ended December 31, 2018 and 2017, cash received from borrowings under non-recourse debt totaled $3.7 million and $0, respectively. The Company also received $1.7 million and $458 thousand from principal payments on notes receivable for the respective years 2018 and 2017. In addition, the Company realized $0 and $359 thousand of proceeds from early termination of certain notes receivable during 2018 and 2017, respectively.

During 2018 and 2017, cash was primarily used to acquire lease assets, invest in notes receivable, pay distributions and syndication costs. Cash used to acquire lease assets totaled $1.3 million and $4.1 million for 2018 and 2017, respectively. Cash used to invest in notes receivable totaled $3.6 million and $1.1 million for the respective years 2018 and 2017. Distributions paid to Other Members totaled $2.0 million and $1.5 million for 2018 and 2017, respectively. During the respective years ended December 31, 2018 and 2017, the payment of selling commissions and syndication costs associated with the Company’s offering totaled $51 thousand and $1.6 million. Cash used for the repurchase of Units totaled $151 thousand and $0 for 2018 and 2017, respectively.

Revolving Credit facility

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of December 31, 2018, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. At December 31, 2018, approximately $72.9 million was available under the facility, and the Company had no outstanding borrowings under the facility.

Distributions

The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been consistently made through December 31, 2018. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2018, there were no commitments to purchase lease assets and fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 34.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
ATEL 17, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 17, LLC (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

San Francisco, California
March 15, 2019

We have served as the Company’s auditor since 2015.

ATEL 17, LLC

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
ASSETS
Cash and cash equivalents	$6,484	$7,092
Due from affiliates	44	—
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2018 and $18 at December 31, 2017	60	66
Notes receivable, net of unearned interest income of $496 at December 31, 2018 and $359 at December 31, 2017	3,455	1,794
Warrants, fair value	302	62
Investments in equipment and leases, net of accumulated depreciation of $2,463 at December 31, 2018 and $1,242 at December 31, 2017	10,186	10,200
Prepaid expenses and other assets	13	12
Total assets	$20,544	$19,226
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$34
Affiliates	—	74
Accrued distributions to Other Members	228	217
Other	51	30
Non-recourse debt	3,531	—
Unearned operating lease income	113	164
Total liabilities	3,923	519
Commitments and contingencies
Members’ capital:
Managing Member	1	1
Other Members	16,620	18,706
Total Members’ capital	16,621	18,707
Total liabilities and Members’ capital	$20,544	$19,226

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$1,683	$1,340
Notes receivable interest income	621	159
Gain on sales of lease assets and early termination of notes receivable	—	18
Unrealized gain on fair value adjustment for warrants	16	11
Other	12	8
Total revenues	2,332	1,536
Expenses:
Depreciation of operating lease assets	1,221	931
Asset management fees to Managing Member	268	167
Acquisition expense	108	236
Cost reimbursements to Managing Member and/or affiliates	421	280
(Reversal of) provision for credit losses	(18)	18
Amortization of initial direct costs	77	58
Interest expense	24	—
Professional fees	98	122
Outside services	99	83
Taxes on income and franchise fees	(5)	7
Bank charges	120	47
Other	89	68
Total expenses	2,502	2,017
Net loss	$(170)	$(481)
Net loss:
Managing Member	$—	$—
Other Members	(170)	(481)
	$(170)	$(481)
Net loss per Limited Liability Company Unit (Other Members)	$(0.07)	$(0.23)
Weighted average number of Units outstanding	2,567,041	2,058,512

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	1,475,864	$11,695	$1	$11,696
Capital contributions	1,075,885	10,740	—	10,740
Syndication costs	—	(1,608)	—	(1,608)
Distributions to Other Members ($0.80 per Unit)	—	(1,640)	—	(1,640)
Net loss	—	(481)	—	(481)
Balance December 31, 2017	2,551,749	$18,706	$1	$18,707
Capital contributions	34,000	340	—	340
Repurchase of units	(20,000)	(151)	—	(151)
Syndication costs	—	(51)	—	(51)
Distributions to Other Members ($0.80 per Unit)	—	(2,054)	—	(2,054)
Net loss	—	(170)	—	(170)
Balance December 31, 2018	2,565,749	$16,620	$1	$16,621

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
Operating activities:
Net loss	$(170)	$(481)
Adjustment to reconcile net loss to net cash provided by operating activities:
Accretion of note discount – warrants	(71)	(18)
Gain on sales of assets and early termination of notes	—	(18)
Depreciation of operating lease assets	1,221	931
Amortization of initial direct costs	77	58
(Reversal of) provision for credit losses	(18)	18
Unrealized gain on fair value adjustment for warrants	(16)	(11)
Changes in operating assets and liabilities:
Accounts receivable	24	25
Due from Managing Member and affiliates	(44)	—
Prepaid expenses and other assets	(1)	4
Accounts payable, Managing Member and affiliates	(108)	49
Accounts payable, other	21	15
Unearned operating lease income	(51)	61
Net cash provided by operating activities	864	633
Investing activities:
Proceeds from early termination of notes receivable	—	359
Purchases of equipment on operating leases	(1,252)	(4,135)
Payments of initial direct costs	(38)	(120)
Note receivable advances	(3,551)	(1,125)
Principal payments received on notes receivable	1,743	458
Net cash used in investing activities	(3,098)	(4,563)
Financing activities:
Borrowings under non-recourse debt	3,685	—
Repayments under non-recourse debt	(154)	—
Syndication costs paid to Managing Member and affiliates	(51)	(1,608)
Distributions to Other Members	(2,043)	(1,540)
Capital contributions	340	10,740
Repurchase/Rescissions of Units	(151)	—
Net cash provided by financing activities	1,626	7,592
Net (decrease) increase in cash and cash equivalents	(608)	3,662
Cash at beginning of year	7,092	3,430
Cash at end of year	$6,484	$7,092
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$19	$—
Cash paid during the year for taxes	$1	$1
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$228	$217
Distributions payable to Managing Member at year-end	$—	$—

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

As of December 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2018 and 2017, and the related statements of operations, changes in members' capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the year ended December 31, 2018, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized gains of $16 thousand and $11 thousand on fair valuation of its warrants during 2018 and 2017, respectively. The estimated fair value of the Company’s portfolio of warrants was $302 thousand and $62 thousand for the years ended December 31, 2018 and 2017, respectively.

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

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the year ended December 31, 2017, the related provision for state income taxes was approximately $7 thousand and for the year ended December 31, 2018, the Company received $5 thousand income tax credit adjustments. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2018 and 2017 as follows (in thousands):

	2018	2017
Financial statement basis of net assets	$16,621	$18,707
Tax basis of net assets (unaudited)	16,525	20,689
Difference	$96	$(1,982)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Net loss per financial statements	$(170)	$(481)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(2,049)	(1,550)
Provision for losses and doubtful accounts	(18)	18
Adjustments to revenues	(68)	50
Other	(5)	7
Loss per federal tax return (unaudited)	$(2,310)	$(1,956)

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

Recent accounting pronouncements:

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. As part of the adoption, the Company has elected to apply the package of transitional practical expedients under which the Company will not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Under Topic 842, initial direct costs include only those incremental costs of a lease that would not have been incurred if the lease had not been executed. Therefore, only certain costs that the Company capitalized as initial direct costs under ASC Topic 840: Leases may be expensed as incurred under Topic 842. The Company expects an immaterial cumulative effect adjustment upon adoption. The Company plans to elect the lessor practical expedient to combine the lease and non-lease components. The Company expects that the lease components are the predominant component in the majority of its leasing arrangements and will account for the combined component as an operating lease under Topic 842. The Company currently does not believe the adoption will significantly affect the timing of the recognition of its combined lease and non-lease components.

In December 2018, the FASB issued Accounting Standards Update 2018-20, Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The new standard includes amendments related to sales taxes and other similar taxes collected from lessees, lessor costs paid by a lessee and recognition of variable payments for contracts with lease and non-lease components. The effective date in this Update is the same as that of ASU 2016-02, which is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt this guidance on January 1, 2019. The Company expects the adoption of ASU 2018-20 will have an immaterial impact on the Company’s financial statements and disclosures.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as revenues calculated under the new guidelines were substantially the same as had previously been determined.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2018 and 2017, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2018	2017
Transportation, rail	30%	33%
Construction	14%	12%
Agriculture	11%	12%
Transportation, air	10%	*
*	Less than 10%

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2018 and 2017, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2018	2017
Union Pacific Railroad Company	Railroad	22%	26%
Cargill, Inc.	Agriculture/Construction	11%	16%
Aggregate Industries Management, Inc.	Mining	11%	*
Indiana Michigan Power Company	Marine	*	10%
Waste Management of New York, LLC	Containers/Refuse systems	*	10%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2018, the original terms of the notes are from 24 to 42 months with interest rates ranging from 11.55% to 16.49% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2020 to 2022.

As of December 31, 2018, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2019	$2,376
2020	1,241
2021	493
2022	9
4,119
Less: portion representing unearned interest income	(496)
3,623
Less: warrants – notes receivable discount	(178)
Unamortized initial direct costs	10
Notes receivable, net	$3,455

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
IDC amortization – notes receivable	$11	$4
IDC amortization – lease assets	66	54
Total	$77	$58

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Depreciation/ Amortization Expense	Balance December 31, 2018
Net investment in operating leases	$9,970	$1,252	$(1,221)	$10,001
Initial direct costs, net of accumulated amortization of $148 at December 31, 2018 and $82 at December 31, 2017	230	21	(66)	185
Total	$10,200	$1,273	$(1,287)	$10,186

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.2 million and $931 thousand for the respective years ended December 31, 2018 and 2017. IDC amortization expense related to the Company’s operating leases totaled $66 thousand and $54 thousand for 2018 and 2017, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2018.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance December 31, 2018
Transportation, rail	$3,679	$—	$—	$3,679
Mining	1,320	408	—	1,728
Construction	1,242	—	—	1,242
Paper processing	1,058	—	—	1,058
Marine vessels	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	711	—	—	711
Aviation	462	844	—	1,306
Transportation, other	97	—	—	97
	11,212	1,252	—	12,464
Less accumulated depreciation	(1,242)	(1,221)	—	(2,463)
Total	$9,970	$31	$—	$10,001

The average estimated residual value for assets on operating leases was 38% and 39% of the assets’ original cost at December 31, 2018 and 2017, respectively. There were no operating leases in non-accrual status at both December 31, 2018 and 2017.

At December 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Year ending December 31, 2019	$1,776
2020	1,595
2021	1,110
2022	897
2023	842
2024 and thereafter	882
$7,102

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Containers	15 – 20
Aviation	15 – 20
Mining	10 – 15
Paper processing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10

6. Allowance for credit losses:

The Company's allowance for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Operating Leases
Balance December 31, 2017	$18
Reversal of provision for credit losses	(18)
Balance December 31, 2018	$—

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

At December 31, 2018 and 2017, the Company's financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	December 31, 2018	December 31, 2017
Pass	$3,623	$1,813
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$3,623	$1,813

At December 31, 2018 and December 31, 2017, investment in financing receivables is aged as follows (in thousands):

December 31, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,623	$3,623	$—
Total	$—	$—	$—	$—	$3,623	$3,623	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,813	$1,813	$—
Total	$—	$—	$—	$—	$1,813	$1,813	$—

The Company had no financing receivables on non-accrual or impaired status at December 31, 2018 and 2017.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2018 and 2017 are as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$31	$965
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	20	643
Special discounts	—	19
Administrative costs reimbursed to Managing Member and/or affiliates	421	280
Asset management fees to Managing Member	268	167
Acquisition and initial direct costs paid to Managing Member	145	339
	$885	$2,413

8. Non-recourse debt:

At December 31, 2018, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.72% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2018, gross operating lease rentals totaled approximately $3.8 million over the remaining lease terms and the carrying value of the pledged assets was $5.8 million. The notes mature from 2020 through 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2019	$948	$125	$1,073
2020	846	90	936
2021	608	59	667
2022	455	39	494
2023	456	19	475
2024	218	4	222
	$3,531	$336	$3,867

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

9. Syndication Costs:

Syndication costs are reflected as a reduction to Members' capital, as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions, well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $51 thousand and $1.6 million for the respective years ended December 31, 2018 and 2017.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2018, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

10. Borrowing facilities:

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility As of December 31, 2018, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company's assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank's Prime rate, which re-prices daily. At December 31, 2018, and 2017, approximately $72.9 million and $69.2 million, respectively, were available under the facility, and the Company had no outstanding borrowing under the facility.

11. Commitments:

At December 31, 2018, there were no commitments to purchase lease assets and fund investments in notes receivable.

12. Guarantees:

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

13. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at December 31, 2018, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

13. Members’ capital: - (continued)

best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

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

Distributions to the Other Members for the years ended December 31, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	2018	2017
Distributions	$2,054	$1,640
Weighted average number of Units outstanding	2,567,041	2,058,512
Weighted average distributions per Unit	$0.80	$0.80

14. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

At December 31, 2018 and 2017, only the Company’s warrants were measured on a recurring basis. The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2018 and 2017, the calculated fair value of the Fund’s warrant portfolio approximated $302 thousand and $62 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2018	2017
Fair value of warrants at beginning of year	$62	$51
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	224	—
Unrealized gain on fair valuation of warrants	16	11
Fair value of warrants at end of year	$302	$62

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2018 and 2017:

December 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 – $14.50
			Exercise price	$0.02 – $9.00
			Time to maturity (in years)	7.63 – 12.95
			Risk-free interest rate	2.61% – 2.74%
			Annualized volatility	34.20% – 292.35%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$3.88 – $4.59
			Exercise price	$2.54 – $3.98
			Time to maturity (in years)	8.63 – 13.95
			Risk-free interest rate	2.37% – 2.47%
			Annualized volatility	37.63% – 42.49%

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,484	$6,484	$—	$—	$6,484
Notes receivable, net	3,455	—	—	3,370	3,370
Warrants, fair value	302	—	—	302	302
Financial liabilities:
Non-recourse debt	3,531	—	—	3,539	3,539

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,092	$7,092	$—	$—	$7,092
Notes receivable, net	1,794	—	—	1,794	1,794
Warrants, fair value	62	—	—	62	62

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 68, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 65, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 60, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2018.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2018 and 2017 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2018, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2018 and 2017, the Company incurred audit fees with its principal auditors totaling $78 thousand and $111 thousand, respectively.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 15, 2019
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2019
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2019

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.