Form 10-Q
period 2019-03-31
ATEL 17, LLC
filed 2019-05-13
CIK 1640982

Form 10‑Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

☐Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 333‑203841

ATEL 17, LLC

(Exact name of registrant as specified in its charter)

California	90‑1108275
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989‑8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2019 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(In Thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,732	$6,484
Due from affiliates	16	44
Accounts receivable, net	52	60
Notes receivable, net	2,286	3,455
Warrants, fair value	298	302
Equipment under operating leases, net	9,868	10,186
Prepaid expenses and other assets	53	13
Total assets	$20,305	$20,544

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Affiliates	5	—
Accrued distributions to Other Members	228	228
Other	24	51
Non-recourse debt	3,809	3,531
Unearned operating lease income	103	113
Total liabilities	4,169	3,923

Commitments and contingencies

Members’ capital:
Managing Member	—	1
Other Members	16,136	16,620
Total Members’ capital	16,136	16,621
Total liabilities and Members’ capital	$20,305	$20,544

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Leasing and lending activities:
Operating leases	$447	$403
Notes receivable interest income	119	151
Gain on sales of lease assets and early termination of notes receivable	116	—
Unrealized loss on fair value adjustment for warrants	(4)	(1)
Other	—	2
Total revenues	678	555

Expenses:
Depreciation of operating lease assets	318	304
Asset management fees to Managing Member	68	65
Acquisition expense	—	75
Cost reimbursements to Managing Member and/or affiliates	98	104
Reversal of provision for credit losses	—	(18)
Amortization of initial direct costs	—	18
Interest expense	37	—
Professional fees	57	38
Outside services	24	31
Taxes on income and franchise fees	—	2
Bank charges	38	28
Other	10	9
Total expenses	650	656
Net income (loss)	$28	$(101)

Net income (loss):
Managing Member	—	—
Other Members	28	(101)
	$28	$(101)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.04)
Weighted average number of Units outstanding	2,565,749	2,514,220

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2017	2,551,749	$18,706	$1	$18,707
Capital contributions	34,000	340	—	340
Repurchase of units	(20,000)	(151)	—	(151)
Syndication costs	—	(51)	—	(51)
Distributions to Other Members ($0.20 per Unit)	—	(512)	—	(512)
Net loss	—	(101)	—	(101)
Balance March 31, 2018 (Unaudited)	2,565,749	$18,231	$1	$18,232

Balance December 31, 2018	2,565,749	$16,620	$1	$16,621
Distributions to Other Members ($0.20 per Unit)	—	(513)	—	(513)
Distributions to Managing Member	—	—	—	—
Net income	—	28	—	28
Balance March 31, 2019 (unaudited)	2,565,749	$16,135	$1	$16,136

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income (loss)	$28	$(101)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on early termination of notes receivable	(116)	—
Accretion of note discount - warrants	(23)	(8)
Depreciation of operating lease assets	318	304
Amortization of initial direct costs	—	18
Reversal of provision for credit losses	—	(18)
Unrealized loss on fair value adjustment for warrants	4	1
Changes in operating assets and liabilities:
Accounts receivable	8	27
Due from Managing Member and affiliates	28	—
Prepaid expenses and other assets	(40)	(26)
Accounts payable, Managing Member and affiliates	(1)	(33)
Accounts payable, other	(26)	(2)
Accrued liabilities, affiliates	5	(143)
Unearned operating lease income	(10)	(15)
Net cash provided by operating activities	175	4

Investing activities:
Purchases of equipment under operating leases	—	(408)
Payments of initial direct costs	—	(32)
Note receivable advances	—	(2,571)
Proceeds from early termination of notes receivable	838	—
Principal payments received on notes receivable	470	385
Net cash provided by (used in) investing activities	1,308	(2,626)

Financing activities:
Borrowings under non-recourse debt	535	—
Repayments under non-recourse debt	(257)	—
Syndication costs paid to Managing Member and affiliates	—	(51)
Distributions to Other Members	(513)	(501)
Capital contributions	—	340
Repurchase/Rescissions of Units	—	(151)
Net cash used in financing activities	(235)	(363)

Net increase (decrease) in cash and cash equivalents	1,248	(2,985)
Cash at beginning of period	6,484	7,092
Cash at end of period	$7,732	$4,107

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$35	—
Cash paid during the period for taxes	3	1

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	228

See accompanying notes.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million have been received, inclusive of the $500 initial member’s capital investment. Through the same date, a net total of $151 thousand of such contributions (representing 20,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of March 31, 2019, a total of 2,565,749 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.    Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2019, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company seeks financing opportunities is North America. Currently, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in the United States.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Fund’s investment in direct financing leases are included in other assets, with related revenues reflected on the income statement under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of  and for the quarter ended March 31, 2019.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2019 and March 31, 2018, the Company recorded unrealized losses of $4 and $1 thousand, respectively, on fair valuation of its warrants.  As of March 31, 2019 and December 31, 2018, the estimated fair value of the Fund’s portfolio of warrants amounted to $298 thousand and $302 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three months ended March 31, 2019 and 2018.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The remainder of the Fund’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from various industries, related to equipment on operating leases.

Equipment under operating leases, net and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 360‑10‑35‑3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360‑10‑35‑43).

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income  (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding since commencement of its operations.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended March 31, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in our financial statements and prior periods are not reclassified to conform to the current presentation.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to our note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance was adopted beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 24 to 42 months and bear interest at rates ranging from 11.6% to 16.49% per annum. The notes are secured by the equipment financed. The notes mature from 2020 through 2022. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, the future minimum payments receivable are as follows (in thousands):

Nine months ending December 31, 2019	$1,438
Year ending December 31, 2020	830
2021	437
2022	9
2,714
Less: portion representing unearned interest income	(283)
2,431
Less: warrants - notes receivable discount	(155)
Unamortized initial direct costs	10
Notes receivable, net	$2,286

IDC (Initial Direct Cost) amortization expense related to notes receivable and operating leases for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
IDC amortization - notes receivable	$—	$2
IDC amortization - lease assets	—	16
Total	$—	$18

4. Allowance for credit losses:

The Company has no allowance for credit losses for the three months ending March 31, 2019 and for the year ending December 31, 2018.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

At March 31, 2019 and December 31, 2018, the Company’s investment in financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	March 31, 2019	December 31, 2018
Pass	$2,431	$3,623
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$2,431	$3,623

At March 31, 2019 and December 31, 2018, investment in financing receivables is aged as follows (in thousands):

							Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
March 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$2,431	$2,431	$—
Total	$—	$—	$—	$—	$2,431	$2,431	$—

							Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$3,623	$3,623	$—
Total	$—	$—	$—	$—	$3,623	$3,623	$—

The Company had no financing receivables on non-accrual or impaired status at March 31, 2019 and December 31, 2018.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

	Balance		Depreciation/	Balance
	December 31,		Amortization	March 31,
	2018	Additions	Expense	2019
Equipment under operating leases, net	$10,001	$—	$(318)	$9,683
Initial direct costs, net of accumulated amortization of $148 thousand at March 31, 2019 and $148 thousand at December 31, 2018	185	—	—	185
Total	$10,186	$—	$(318)	$9,868

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2016 through January 2018.

Impairment of equipment under operating leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the months ended March 31, 2019 and 2018.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $318 thousand and $304 thousand for the respective three months ended March 31, 2019 and 2018.

IDC amortization expense related to the Company’s operating leases totaled $0  and $16 thousand for the respective three months ended March 31, 2019 and 2018.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance				Balance
	December 31,			Reclassifications	March 31,
	2018	Additions		or Dispositions	2019
Transportation, rail	$3,679	$		$	$3,679
Mining	1,728				1,728
Construction	1,242				1,242
Paper processing	1,058				1,058
Marine vessels	1,041				1,041
Containers	860				860
Agriculture	742				742
Materials handling	711				711
Aviation	1,306				1,306
Transportation, other	97				97
	12,464		—	—	12,464
Less accumulated depreciation	(2,463)		(318)		(2,781)
Total	$10,001		$(318)	$—	$9,683

The average estimated residual value for assets on operating leases was 38% of the assets’ original cost at both March 31, 2019 and December 31, 2018.

At March 31, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2019	$1,331
Year ending December 31, 2020	1,595
2021	1,110
2022	897
2023	842
2024	493
thereafter	389
$6,657

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Containers	15 - 20
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation	7 - 10

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

During its offering period, the Fund paid selling commissions of up to 9% of the selling price of the Units to ATEL Securities Corporation (‘‘ASC’’), an affiliate of the Managing Member acting as Dealer Manager for the group of selling broker-dealers. ASC in turn paid to participating broker-dealers selling commissions of up to 7% of the price of the Units sold by them, retaining the balance of 2%.

During the three months ended March 31, 2019 and 2018, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$31
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	20
Administrative costs reimbursed to Managing Member and/or affiliates	98	104
Asset management fees to Managing Member	68	65
Acquisition and initial direct costs paid to Managing Member	—	106
	$166	$326

7. Non-recourse debt:

At March 31, 2019 and December 31, 2018, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.70% to 4.66% per annum The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2019, gross operating lease rentals totaled approximately $3.8 million over the remaining lease terms and the carrying value of the pledged assets was $6 million. The notes mature from 2020 through 2024.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2019	$924	$103	$1,027
Year ending December 31, 2020	1,111	96	1,207
2021	645	60	705
2022	455	39	494
2023	456	19	475
2024	218	4	222
	$3,809	$321	$4,130

8. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Such costs relating to the comparative three month periods ended March 31, 2019 and 2018, are listed below:

	Three Months Ended
	March 31,
	2019	2018
Administration and Other	$—	$20
Selling Commissions	—	31
Total Syndication Cost	$—	$51

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of March 31, 2019, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

10.  Borrowing facilities:

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of March 31, 2019, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. At March 31, 2019 and December 31, 2018,  approximately $73.5  million and $72.9 million, respectively, were available under the facility, and the Company had no outstanding borrowings under the facility.

11. Commitments:

At March 31, 2019, there were no commitments to fund investments in notes receivable.

12. Members’ Capital:

A total of 2,565,749 Units were issued and outstanding as of both March 31, 2019 and December 31, 2018, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three months ended March 31, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2019	2018
Distributions	$513	$512
Weighted average number of Units outstanding	2,565,749	2,514,220
Weighted average distributions per Unit	$0.20	$0.20

13. Fair value measurements:

At March 31, 2019 and December 31, 2018, only the Company’s warrants were measured on a recurring basis.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $298 thousand and $302 thousand at March 31, 2019 and December 31, 2018, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Fair value of warrants at beginning of period	$302	$62
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	—	129
Unrealized loss on fair valuation of warrants	(4)	(1)
Fair value of warrants at end of period	$298	$190

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2019 and December 31, 2018:

March 31, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $14.50
			Exercise price	0.02 - 9.00
			Time to maturity (in years)	7.38 - 12.70
			Risk-free interest rate	2.32% - 2.47%
			Annualized volatility	37.43% - 130.03%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 - $14.50
			Exercise price	0.02 - 9.00
			Time to maturity (in years)	7.63 - 12.95
			Risk-free interest rate	2.61% - 2.74%
			Annualized volatility	34.20% - 292.35%

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

(Unaudited)

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

Non-recourse and Long-term debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

Commitments and Contingencies

Management has determined that no recognition for the fair value of the Company’s loan commitments is necessary because their terms are made on a market rate basis and require borrowers to be in compliance with the Company’s credit requirements at the time of funding.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,732	$7,732	$—	$—	$7,732
Notes receivable, net	2,286	—	—	2,248	2,248
Warrants, fair value	298	—	—	298	298
Financial liabilities:
Non-recourse debt	3,809	—	—	3,809	3,809

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,484	$6,484	$—	$—	$6,484
Notes receivable, net	3,455	—	—	3,370	3,370
Warrants, fair value	302	—	—	302	302
Financial liabilities:
Non-recourse debt	3,531	—	—	3,539	3,539

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

Results of Operations

The three months ended March 31, 2019 versus the three months ended March 31, 2018

The Company had net income of $28 thousand and a net loss of $101 thousand for the three months ended March 31, 2019 and 2018, respectively. The net results for the first quarter of 2019 primarily reflect an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the three months ended March 31, 2019 increased by $123 thousand, or 22%, as compared to the prior year period. Such increase was mainly due to a $116 thousand gain from early termination of notes receivable. There were no such gains during the prior year period. In addition, the Fund’s revenues from operating leases grew by $44 thousand, or 11%, as the Fund purchased an approximate $844 thousand of lease assets since March 31, 2018.

Partially offsetting the aforementioned increases in revenues was a $32 thousand, or 21%, reduction in interest income on notes receivable. Such decrease was due to an early termination of a note during the first quarter of 2019.

Expenses

Total expenses for the three months ended March 31, 2019 were relatively flat as compared to the prior year period. The main variances were a $75 thousand, or 100%, decrease in acquisition expense related to the period over period reduction in lease assets purchases offset, in part, by a $37 thousand increase in interest expense as the Fund had accumulated an approximate $4.2 million of non-recourse debt since the first quarter of 2018.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $7.7 million and $6.5 million at March 31, 2019 and December 31, 2018, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from cash flows from subscriptions, leases and notes receivable and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth the summary cash flow data (in thousands):

	For the Three
	Months Ended
	March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$175	$4
Investing activities	1,308	(2,626)
Financing activities	(235)	(363)
Net increase (decrease) in cash and cash equivalents	$1,248	$(2,985)

The three months ended March 31, 2019 versus the three months ended March 31, 2018

During the three months ended March 31, 2019 and 2018, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts and investments in notes receivable. In addition, during the first quarter of 2019, the Company recorded $838 thousand of proceeds from the early termination of a note receivable and $535 thousand of new borrowings under non-recourse debt. There were no such early termination of notes or borrowings during the prior year quarter. The Company did receive, however, an approximate $340 thousand of Member contributions during the prior year quarter.

During the three months ended March 31, 2019, cash was primarily used to pay $513 thousand of member distributions and to repay $257 thousand of non-recourse debt. By comparison, during the prior year quarter, cash was mainly used to fund $2.6 million of new investments in notes receivable, purchase $408 thousand of new equipment, pay $501 thousand of distributions to Members, and repurchase $151 thousand of its Units.

Revolving Credit facility

Effective June 30, 2017, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of March 31, 2019, the Credit Facility is for an amount of $75 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily.

At March 31, 2019 and December 31, 2018, approximately $72.9 million and $69.2 million, respectively, were available under the facility, and the Company had no outstanding borrowings under the facility.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been made through March 31, 2019.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through March 31, 2019. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2019                      (in thousands):

											Total	Weighted
		Return of			Distribution			Total			Distribution	Average Units
Distribution Period (1)	Paid	Capital			of Income			Distribution			per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492			$—			$492			0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540			—			1,540			0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043			—			2,043			0.80	2,562,088
Dec 2018 - Feb 2019	Jan 2019 - March 2019	513			—			513			0.20	2,565,749

		$4,588			$—			$4,588			$2.42
Source of distributions
Lease and loan payments and sales proceeds received		$4,588	100.00%	%	$—	0.00%	%	$4,588	100.00%	%
		$4,588	100.00%	%	$—	0.00%	%	$4,588	100.00%	%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)

Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period. Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.

(3)

Balances shown represent weighted average units for the period from February 2 – November 30, 2016, from December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, and from December 1, 2018  – February 28, 2019, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2019, there were no commitments to purchase lease assets.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018.

Item 3. Controls and procedures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333‑203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2019:

				Aggregate price
	Amount	Aggregate price of offering		of offering
Title of Security	Registered	amount registered	Units sold	amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,565,749	$25,699

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

	Direct or indirect payments
	to directors, officers,
	Managing Members of the
	issuer or their associates, to
	persons owning ten percent
	or more of any class of	Direct or
	equity securities of the	indirect
	issuer; and to affiliates of	payments to
	the issuer	others	Total
Underwriting discounts and commissions	$516	$1,807	$2,323
Other syndication costs	—	1,548	1,548
Total expenses	$516	$3,355	$3,871

(8)	Net offering proceeds to the issuer after total expenses in item 7: $21,828
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

	Direct or indirect payments
	to directors, officers,
	Managing Members of the
	issuer or their associates, to
	persons owning ten percent
	or more of any class of	Direct or
	equity securities of the	indirect
	issuer; and to affiliates of	payments to
	the issuer	others	Total
Purchase and installation of machinery and equipment	$332	$12,465	$12,797
Investment in notes receivable	24	6,177	6,201
Distributions paid and accrued	—	4,816	4,816
Other expenses	—	3,280	3,280
	$356	$26,738	$27,094

(10)Net offering proceeds to the issuer after total expenses in item 9:        $(5,266)

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

Date: May 10, 2019

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