Form 10-Q
period 2019-06-30
ATEL 17, LLC
filed 2019-08-14
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019

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

The number of Limited Liability Company Units outstanding as of July 31, 2019 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(In Thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,217	$6,484
Due from affiliates	34	44
Accounts receivable, net	48	60
Notes receivable, net	1,889	3,455
Warrants, fair value	595	302
Equipment under operating leases, net	9,550	10,186
Prepaid expenses and other assets	52	13
Total assets	$20,385	$20,544

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$40	$—
Accrued distributions to Other Members	228	228
Other	26	51
Non-recourse debt	4,155	3,531
Unearned operating lease income	87	113
Total liabilities	4,536	3,923

Commitments and contingencies

Members’ capital:
Managing Member	1	1
Other Members	15,848	16,620
Total Members’ capital	15,849	16,621
Total liabilities and Members’ capital	$20,385	$20,544

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Leasing and lending activities:
Operating leases	$444	$423	$891	$826
Notes receivable interest income	93	152	212	303
Gain on sales of lease assets and early termination of notes receivable	—	—	116	—
Unrealized gain/(loss) on fair value adjustment for warrants	297	(36)	293	(37)
Other	1	5	1	7
Total revenues	835	544	1,513	1,099

Expenses:
Depreciation of operating lease assets	317	304	635	608
Asset management fees to Managing Member	65	67	133	132
Acquisition expense	—	9	—	84
Cost reimbursements to Managing Member and/or affiliates	79	112	177	216
Reversal of provision for credit losses	—	—	—	(18)
Amortization of initial direct costs	1	19	1	37
Interest expense	42	—	79	—
Professional fees	36	17	93	55
Outside services	12	15	36	46
Taxes on income and franchise fees	5	(11)	5	(9)
Bank charges	39	30	77	58
Other	13	19	23	28
Total expenses	609	581	1,259	1,237
Net income/(loss)	$226	$(37)	$254	$(138)

Net income/(loss):
Managing Member	—	—	—	—
Other Members	226	(37)	254	(138)
	$226	$(37)	$254	$(138)

Net income/(loss) per Limited Liability Company Unit (Other Members)	$0.09	$(0.01)	$0.10	$(0.05)
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,568,355

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

		Amount
		Other	Managing
	Units	Members	Member	Total
Three Months ended June 30, 2019
Balance March 31, 2019	2,565,749	$16,135	$1	$16,136
Distributions to Other Members ($0.20 per Unit)	—	(513)	—	(513)
Net income	—	226	—	226
Balance June 30, 2019	2,565,749	$15,848	$1	$15,849

Six Months ended June 30, 2019
Balance December 31, 2018	2,565,749	$16,620	$1	$16,621
Distributions to Other Members ($0.40 per Unit)	—	(1,026)	—	(1,026)
Net income	—	254	—	254
Balance June 30, 2019	2,565,749	$15,848	$1	$15,849

Three Months ended June 30, 2018
Balance March 31, 2018	2,565,749	$18,231	$1	$18,232
Distributions to Other Members ($0.20 per Unit)	—	(513)	—	(513)
Net loss	—	(37)	—	(37)
Balance June 30, 2018	2,565,749	$17,681	$1	$17,682

Six Months ended June 30, 2018
Balance December 31, 2017	2,551,749	$18,706	$1	$18,707
Capital contributions	34,000	340	—	340
Repurchase of units	(20,000)	(151)	—	(151)
Syndication costs	—	(51)	—	(51)
Distributions to Other Members ($0.40 per Unit)	—	(1,025)	—	(1,025)
Net loss	—	(138)	—	(138)
Balance June 30, 2018	2,565,749	$17,681	$1	$17,682

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating activities:
Net income (loss)	$226	$(37)	$254	$(138)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on early termination of notes receivable	—	—	(116)	—
Accretion of note discount - warrants	(22)	(18)	(45)	(26)
Depreciation of operating lease assets	317	304	635	608
Amortization of initial direct costs	—	19	—	37
Reversal of provision for credit losses	—	—	—	(18)
Unrealized (gain) loss on fair value adjustment for warrants	(297)	36	(293)	37
Changes in operating assets and liabilities:
Accounts receivable	4	11	12	38
Due from Managing Member and affiliates	(18)	—	10	—
Prepaid expenses and other assets	1	(12)	(39)	(38)
Accounts payable, Managing Member and affiliates	1	(1)	—	(34)
Accounts payable, other	1	(5)	(25)	(8)
Accrued liabilities, affiliates	35	63	40	(80)
Unearned operating lease income	(16)	(28)	(26)	(43)
Net cash provided by operating activities	232	332	407	335

Investing activities:
Purchases of equipment under operating leases	—	—	—	(407)
Payments of initial direct costs	—	(1)	—	(33)
Note receivable advances	—	(681)	—	(3,252)
Proceeds from early termination of notes receivable	—	—	838	—
Principal payments received on notes receivable	420	419	890	804
Net cash provided by (used in) investing activities	420	(263)	1,728	(2,888)

Financing activities:
Borrowings under non-recourse debt	662	100	1,197	100
Repayments under non-recourse debt	(316)	—	(573)	—
Syndication costs paid to Managing Member and affiliates	—	—	—	(51)
Distributions to Other Members	(513)	(513)	(1,026)	(1,014)
Capital contributions	—	—	—	340
Repurchase/Rescissions of Units	—	—	—	(151)
Net cash used in financing activities	(167)	(413)	(402)	(776)

Net increase (decrease) in cash and cash equivalents	485	(344)	1,733	(3,329)
Cash at beginning of period	7,732	4,107	6,484	7,092
Cash at end of period	$8,217	$3,763	$8,217	$3,763

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$42	$—	$77	$—
Cash paid during the period for taxes	$2	$—	$5	$1

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$—	$—	$—	$—
Distributions payable to Managing Member at period-end	$228	$228	$228	$228

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

As of June 30, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million have been received, inclusive of the $500 initial member’s capital investment. Through the same date, a net total of $151 thousand of such contributions (representing 20,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of June 30, 2019, a total of 2,565,749 Units were issued and outstanding.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.    Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2019, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The Fund’s investment in direct financing leases are included in other assets, with related revenues reflected on the income statement under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of  and for the three and six months ended June 30, 2019 and June 30, 2018.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three and six months ended June 30, 2019, the Company recorded unrealized gains of $297 thousand and $293 thousand, respectively, on fair valuation of its warrants and for the three and six months ended June 30, 2018 unrealized losses of $36 thousand and $37 thousand were recorded.  As of June 30, 2019 and December 31, 2018, the estimated fair value of the Fund’s portfolio of warrants amounted to $595 thousand and $302 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2019 and 2018.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Emerging growth company:

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has chosen to “opt out” of such extended transition period and, as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, the Company applied the package of practical expedients that has allowed the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed the Company to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company’s leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended June 30, 2018, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to the Company’s note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 24 to 42 months and bear interest at rates ranging from 11.6% to 16.49% per annum. The notes are secured by the equipment financed. The notes mature from 2020 through 2022. There were neither impaired notes nor notes placed on non-accrual status as of June 30, 2019 and December 31, 2018.

As of June 30, 2019, the future minimum payments receivable are as follows (in thousands):

Six months ending December 31, 2019	$947
Year ending December 31, 2020	830
2021	437
2022	9
2,223
Less: portion representing unearned interest income	(212)
2,011
Less: warrants - notes receivable discount	(132)
Unamortized initial direct costs	10
Notes receivable, net	$1,889

IDC (Initial Direct Cost) amortization expense related to notes receivable and operating leases for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
IDC amortization - notes receivable	$—	$3	$—	$5
IDC amortization - lease assets	1	16	1	32
Total	$1	$19	$1	$37

4. Allowance for credit losses:

The Company has no allowance for credit losses at June 30, 2018 and at December 31, 2018.

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

At June 30, 2019 and December 31, 2018, the Company’s investment in financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	June 30, 2019	December 31, 2018
Pass	$2,011	$3,623
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$2,011	$3,623

At June 30, 2019 and December 31, 2018, investment in financing receivables is aged as follows (in thousands):

							Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
June 30, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$2,011	$2,011	$—
Total	$—	$—	$—	$—	$2,011	$2,011	$—

							Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$3,623	$3,623	$—
Total	$—	$—	$—	$—	$3,623	$3,623	$—

The Company had no financing receivables on non-accrual or impaired status at June 30, 2019 and December 31, 2018.

5. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

	Balance		Depreciation/	Balance
	December 31,		Amortization	June 30,
	2018	Additions	Expense	2019
Equipment under operating leases, net	$10,001	$—	$(635)	$9,366
Initial direct costs, net of accumulated amortization of $148 thousand at June 30, 2019 and December 31, 2018	185	—	(1)	184
Total	$10,186	$—	$(636)	$9,550

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2016 through January 2018.

Impairment of equipment under operating leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2019 and 2018.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $317 thousand and $304 thousand for the respective three months and six months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018 the depreciation expenses were $635 thousand and $608 thousand.

IDC amortization expense related to the Company’s operating leases totaled $1 and $19 thousand for the respective three months ended June 30, 2019 and 2018.  For the six month periods ended June 30, 2019 and 2018 the IDC amortization expenses were $1 thousand and $37 thousand.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	June 30,
	2018	Additions	or Dispositions	2019
Transportation, rail	$3,679	$—	$—	$3,679
Mining	1,728	—	—	1,728
Construction	1,242	—	—	1,242
Paper processing	1,058	—	—	1,058
Marine vessels	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	711	—	—	711
Aviation	1,306	—	—	1,306
Transportation, other	97	—	—	97
	12,464	—	—	12,464
Less accumulated depreciation	(2,463)	(635)	—	(3,098)
Total	$10,001	$(635)	$—	$9,366

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The average estimated residual value for assets on operating leases was 38% of the assets’ original cost at both June 30, 2019 and December 31, 2018.

At June 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2019	$896
Year ending December 31, 2020	1,612
2021	1,116
2022	897
2023	842
2024	493
Thereafter	389
$6,245

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

(Unaudited)

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

During the three and six months ended June 30, 2019 and 2018, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$—	$—	$31
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	—	—	20
Administrative costs reimbursed to Managing Member and/or affiliates	79	112	177	216
Asset management fees to Managing Member	65	67	133	132
Acquisition and initial direct costs paid to Managing Member	18	11	34	117
	$162	$190	$344	$516

7. Non-recourse debt:

At June 30, 2019, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.70% to 4.66% per annum The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2019, gross operating lease rentals totaled approximately $4.2 million over the remaining lease terms and the carrying value of the pledged assets was $5.8 million. The notes mature from 2020 through 2028.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2019	$646	$80	$726
Year ending December 31, 2020	1,169	124	1,293
2021	706	85	791
2022	518	61	579
2023	522	39	561
2024	288	20	308
Thereafter	306	29	335
	$4,155	$438	$4,593

8. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Such costs relating to the comparative three and six month periods ended June 30, 2019 and 2018, are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Administration and Other	$—	$—	$—	$20
Selling Commissions	—	—	—	31
Total Syndication Cost	$—	$—	$—	$51

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2019, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

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

10.  Borrowing facilities:

The Company is party to a $75 million revolving credit facility (the “Credit Facility”), with a syndicate of financial institutions as lenders. Other parties to the Credit Facility include ATEL Capital Group and certain subsidiaries and affiliated funds.  Set to expire on June 30, 2019, the Credit Facility was temporarily extended while an amendment was finalized reducing the availability to $55 million with a scheduled expiration date of June 30, 2021.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The joint Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (“the Warehouse Facility”), the Company and affiliates, and a venture facility.

The lending syndicate providing the Credit Facility has a blanket lien on all of the participant’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

Such Credit Facility includes certain financial covenants.

At June 30, 2019 and December 31, 2018, the total ATEL Capital Group and subsidiaries and affiliated funds borrowings under the Credit Facility were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(1,200)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(880)	(910)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,120	$72,890

The Company and its affiliates paid an annual commitment fee to have access to this line of credit. As of June 30, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility during the tenure of this participation.

Fees and interest terms:

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility.

Warehouse Facility:

To hold the assets under the Warehouse facility prior to allocation to specific investor programs, a Warehousing Trust must have been entered into by the Company, AFS, ALC and certain of the affiliated partnerships and limited liability companies.

The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short-term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of June 30, 2019, the investment program participants were ATEL 15, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2019 and December 31, 2018.

11. Commitments:

At June 30, 2019, there were no commitments to purchase lease assets or fund investments in notes receivable.

12. Members’ Capital:

A total of 2,565,749 Units were issued and outstanding as of both June 30, 2019 and December 31, 2018, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and six months ended June 30, 2019 and June 30, 2018 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Distributions	$513	$513	$1,026	$1,025
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,568,355
Weighted average distributions per Unit	$0.20	$0.20	$0.40	$0.40

13. Fair value measurements:

At June 30, 2019 and December 31, 2018, the Company’s warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $595 thousand and $302 thousand at June 30, 2019 and December 31, 2018, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$298	$190	$302	$62
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	—	83	—	212
Unrealized gain/(loss) on fair valuation of warrants	297	(36)	293	(37)
Fair value of warrants at end of period	$595	$237	$595	$237

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2019 and December 31, 2018:

June 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $14.50
			Exercise price	0.02 - 9.00
			Time to maturity (in years)	7.13 - 12.45
			Risk-free interest rate	1.9% - 2.44%
			Annualized volatility	32.60% - 116.51%
Warrants - Neutron	Recurring	Market Value	Stock price	$0.10

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 - $14.50
			Exercise price	0.02 - 9.00
			Time to maturity (in years)	7.63 - 12.95
			Risk-free interest rate	2.61% - 2.74%
			Annualized volatility	34.20% - 292.35%

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

(Unaudited)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,217	$8,217	$—	$—	$8,217
Notes receivable, net	1,889	—	—	1,845	1,845
Warrants, fair value	595	—	—	595	595
Financial liabilities:
Non-recourse debt	4,155	—	—	4,163	4,163

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,484	$6,484	$—	$—	$6,484
Notes receivable, net	3,455	—	—	3,370	3,370
Warrants, fair value	302	—	—	302	302
Financial liabilities:
Non-recourse debt	3,531	—	—	3,539	3,539

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

Results of Operations

The Fund had net income of $226 thousand and $254  thousand for the respective three and six month periods ended June 30, 2019.

Total revenues for the quarter were $835 thousand and a cumulative $1.5 million for the year to date.  The main drivers of such revenues were from operating lease rents, interest from notes and gains on the early termination of notes. Operating lease rents for the quarter were $444 thousand and $891 thousand for the year to date period. Interest from notes were $93 thousand and $212 thousand for the respective three and six month periods ending June 30, 2019, and there was a gain of $116 thousand on the early termination of notes for the six month period.

Operating expenses for the quarter were $609 thousand and a cumulative $1.3 million for the year to date.  The main drivers of such operating expenses were from depreciation of operating lease assets, cost reimbursements to managing member and / or affiliates, professional fees and outside services.

Depreciation of operating lease assets for the quarter was $317 thousand and $635 thousand for the year to date period.  Cost reimbursements to managing member and / or affiliates of $79 thousand and $177 thousand for the respective three and six month periods ended June 30, 2019 were generally flat and reflective of consistent baseline allocations of common costs among the Fund and its affiliates.

Cash balances increased during the respective quarterly and year to date periods by $485 thousand and $1.7 million.  This was mainly the result of the aforementioned items of net income such as revenue from operating leases, gain on termination of notes receivable,  interest from notes receivable, and the proceeds from the early termination of notes.

Cash Flows

The following table sets forth the summary cash flow data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net cash provided by (used in) :
Operating activities	$232	$332	$407	$335
Investing activities	420	(263)	1,728	(2,888)
Financing activities	(167)	(413)	(402)	(776)
Net increase (decrease) in cash and cash equivalents	$485	$(344)	$1,733	$(3,329)

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2019, and paid through June 30, 2019. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2019 (dollars in thousands):

											Total	Weighted
		Return of			Distribution			Total			Distribution	Average Units
Distribution Period (1)	Paid	Capital			of Income			Distribution			per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492			$—			$492			0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540			—			1,540			0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043			—			2,043			0.80	2,562,088
Dec 2018 - May 2019	Jan 2019 - June 2019	1,026			—			1,026			0.40	2,565,749

		$5,101			$—			$5,101			$2.62
Source of distributions
Lease and loan payments and sales proceeds received		$5,101	100.00%	%	$—	0.00%	%	$5,101	100.00%	%
		$5,101	100.00%	%	$—	0.00%	%	$5,101	100.00%	%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)

Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period. Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.

(3)

Balances shown represent weighted average units for the period from February 2 – November 30, 2016, from December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, and from December 1, 2018  – May 31, 2019, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2019, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333‑203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2019 (dollars in thousands):

				Aggregate price
	Amount	Aggregate price of offering		of offering
Title of Security	Registered	amount registered	Units sold	amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,565,749	$25,699

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments
	to directors, officers,
	Managing Members of the
	issuer or their associates, to
	persons owning ten percent
	or more of any class of	Direct or
	equity securities of the	indirect
	issuer; and to affiliates of	payments to
	the issuer	others	Total
Underwriting discounts and commissions	$516	$1,807	$2,323
Other syndication costs	—	1,548	1,548
Total expenses	$516	$3,355	$3,871

(8)	Net offering proceeds to the issuer after total expenses in item 7 (in thousands): $21,828
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments
	to directors, officers,
	Managing Members of the
	issuer or their associates, to
	persons owning ten percent
	or more of any class of	Direct or
	equity securities of the	indirect
	issuer; and to affiliates of	payments to
	the issuer	others	Total
Purchase and installation of machinery and equipment	$332	$12,465	$12,797
Investment in notes receivable	24	6,176	6,200
Distributions paid and accrued	—	5,329	5,329
Other expenses	—	3,562	3,562
	$356	$27,532	$27,888

(10)Net offering proceeds to the issuer after total expenses in item 9 (in thousands):        $(6,060)

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2018 valuation date. As of December 31, 2018, the value of the Company’s assets, calculated on this basis, was approximately $7.50 per Unit. Hereafter this initial post-offering unit valuation, such unit valuation will be performed and subjected to independent appraisal on an annual basis, and published in the company’s annual Form 10-K.

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

Date: August 13, 2019

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