Form 10-Q
period 2019-09-30
ATEL 17, LLC
filed 2019-11-14
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019

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

The number of Limited Liability Company Units outstanding as of October 31, 2019 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In  Thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,549	$6,484
Due from affiliates	17	44
Accounts receivable, net	81	60
Notes receivable, net	1,472	3,455
Warrants , fair value	591	302
Equipment under operating leases, net	10,685	10,186
Prepaid expenses and other assets	39	13
Total assets	$19,434	$20,544

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$99	$—
Accrued distributions to Other Members	228	228
Other	53	51
Non-recourse debt	3,833	3,531
Unearned operating lease income	99	113
Total liabilities	4,312	3,923

Commitments and contingencies

Members’ capital:
Managing Member	1	1
Other Members	15,121	16,620
Total Members’ capital	15,122	16,621
Total liabilities and Members’ capital	$19,434	$20,544

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In  Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Leasing and lending activities:
Operating leases	$472	$424	$1,363	$1,250
Notes receivable interest income	80	166	292	469
Gain on sales of lease assets and early termination of notes receivable	—	—	116	—
Unrealized (loss) gain on fair value adjustment for warrants	(4)	—	289	(37)
Other	—	5	1	12
Total revenues	548	595	2,061	1,694

Expenses:
Depreciation of operating lease assets	338	304	973	912
Asset management fees to Managing Member	68	68	201	200
Acquisition expense	53	13	53	97
Cost reimbursements to Managing Member and/or affiliates	77	98	254	314
Reversal of credit losses	—	—	—	(18)
Amortization of initial direct costs	52	21	53	58
Interest expense	42	6	121	6
Professional fees	55	36	148	91
Outside services	28	23	64	69
Taxes on income and franchise fees	2	—	7	(9)
Bank charges	4	30	81	88
Other	43	23	66	51
Total expenses	762	622	2,021	1,859
Net (loss) income	$(214)	$(27)	$40	$(165)

Net (loss) income:
Other Members	$(214)	$(27)	$40	$(165)
	$(214)	$(27)	$40	$(165)

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.08)	$(0.01)	$0.02	$(0.06)
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,567,477

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In  Thousands Except for Units and Per Unit Data)

(Unaudited)

		Three Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2019	2,565,749	$15,848	$1	$15,849
Distributions to Other Members ($0.20 per Unit)	—	(513)	—	(513)
Net loss	—	(214)	—	(214)
Balance September 30, 2019	2,565,749	$15,121	$1	$15,122

		Nine Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	2,565,749	$16,620	$1	$16,621
Distributions to Other Members ($0.60 per Unit)	—	(1,539)	—	(1,539)
Net income	—	40	—	40
Balance September 30, 2019	2,565,749	$15,121	$1	$15,122

		Three Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2018	2,565,749	$17,681	$1	$17,682
Distributions to Other Members ($0.20 per Unit)	—	(512)	—	(512)
Net loss	—	(27)	—	(27)
Balance September 30, 2018	2,565,749	$17,142	$1	$17,143

		Nine Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	2,551,749	$18,706	$1	$18,707
Capital contributions	34,000	340	—	340
Repurchase of units	(20,000)	(151)	—	(151)
Syndication costs	—	(51)	—	(51)
Distributions to Other Members ($0.60 per Unit)	—	(1,537)	—	(1,537)
Net loss	—	(165)	—	(165)
Balance September 30, 2018	2,565,749	$17,142	$1	$17,143

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

 (In  Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating activities:
Net (loss) income	$(214)	$(27)	$40	$(165)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Accretion of note discount - warrants	(23)	(22)	(68)	(48)
Gain on sales of assets and early termination of notes	—	—	(116)	—
Depreciation of operating lease assets	338	304	973	912
Amortization of initial direct costs	52	21	53	58
Reversal of credit losses	—	—	—	(18)
Unrealized loss (gain) on fair value adjustment for warrants	4	—	(289)	37
Changes in operating assets and liabilities:
Accounts receivable	(33)	8	(21)	38
Due from Managing Member and affiliates	17	(156)	27	(156)
Prepaid expenses and other assets	13	—	(26)	(30)
Accounts payable, Managing Member	(40)	146	—	32
Accounts payable, other	27	(1)	2	(10)
Accrued liabilities, affiliates	99	—	99	—
Unearned operating lease income	12	(48)	(14)	(91)
Net cash provided by operating activities	252	225	660	559

Investing activities:
Purchases of equipment under operating leases	(1,513)	(2)	(1,512)	(408)
Payments of initial direct costs	(5)	(5)	(5)	(38)
Note receivable advances	—	(300)	—	(3,552)
Proceeds from early termination of notes receivable	1	—	837	—
Principal payments received on notes receivable	432	466	1,322	1,270
Net cash (used in) provided by investing activities	(1,085)	159	642	(2,728)

Financing activities:
Borrowings under non-recourse debt	—	1,250	1,197	1,350
Repayments under non-recourse debt	(322)	—	(895)	—
Syndication costs paid to Managing Member and affiliates	—	—	—	(51)
Distributions to Other Members	(513)	(512)	(1,539)	(1,526)
Capital contributions	—	—	—	340
Repurchase/Rescissions of Units	—	—	—	(151)
Net cash (used in) provided by financing activities	(835)	738	(1,237)	(38)

Net (decrease) increase in cash and cash equivalents	(1,668)	1,122	65	(2,207)
Cash at beginning of period	8,217	3,763	6,484	7,092
Cash at end of period	$6,549	$4,885	$6,549	$4,885

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$41	$—	$118	$1
Cash paid during the period for taxes	$—	$3	$5	$3

Schedule of non-cash investing and financing transactions:
Distributions payable to Managing Member at period-end	$228	$228	$228	$228

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

As of September 30, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million have been received, inclusive of the $500 initial member’s capital investment. Through the same date, a net total of $151 thousand of such contributions (representing 20,000 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of September 30, 2019, a total of 2,565,749 Units were issued and outstanding.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2019, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Accounts receivable:

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

Financing receivables:

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

The Fund’s investment in direct financing leases are included in other assets, with related revenues reflected on the statement of operation under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of  and for the three and nine months ended September 30, 2019 and 2018.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three and nine months ended September 30, 2019, the Company recorded unrealized losses of $4 thousand and an unrealized gain of $289 thousand, respectively, on fair valuation of its warrants. During the nine months ended September 30, 2018, unrealized losses of $37 thousand was recorded. There were no unrealized gains or losses during the three months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Fund’s portfolio of warrants amounted to $591 thousand and $302 thousand, respectively. There have been no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2019 and 2018.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred effective January 1, 2019. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net (loss) income  and distributions per Unit are based upon the weighted average number of Other Members Units outstanding since commencement of its operations.

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

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended September 30, 2018, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

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

On August 15, 2019, the FASB issued a proposed ASU that would grant private companies, not-for-profit organizations, and certain small public companies additional time to implement FASB standards on CECL, leases and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for both leases and hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 24 to 42 months and bear interest at rates ranging from 11.6% to 16.49% per annum. The notes are secured by the equipment financed. The notes mature from 2020 through 2022. There were neither impaired notes nor notes placed on non-accrual status as of September 30, 2019 and December 31, 2018.

As of September 30, 2019, the future minimum payments receivable are as follows (in thousands):

Three months ending December 31, 2019	$458
Year ending December 31, 2020	830
2021	437
2022	9
1,734
Less: portion representing unearned interest income	(155)
1,579
Less: warrants - notes receivable discount	(110)
Unamortized initial direct costs	3
Notes receivable, net	$1,472

IDC (Initial Direct Cost) amortization expense related to notes receivable and operating leases for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
IDC amortization - notes receivable	$7	$4	$7	$9
IDC amortization - lease assets	45	17	46	49
Total	$52	$21	$53	$58

4. Allowance for credit losses:

The Company has no allowance for credit losses at September 30, 2019 and at December 31, 2018.

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

At September 30, 2019 and December 31, 2018, the Company’s investment in financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	September 30, 2019	December 31, 2018
Pass	$1,579	$3,623
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$1,579	$3,623

At September 30, 2019 and December 31, 2018, investment in financing receivables is aged as follows (in thousands):

							Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
September 30, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$1,579	$1,579	$—
Total	$—	$—	$—	$—	$1,579	$1,579	$—

							Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$3,623	$3,623	$—
Total	$—	$—	$—	$—	$3,623	$3,623	$—

The Company had no financing receivables on non-accrual or impaired status at September 30, 2019 and December 31, 2018.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

	Balance		Depreciation/	Balance
	December 31,		Amortization	September 30,
	2018	Additions	Expense	2019
Equipment under operating leases, net	$10,001	$1,513	$(973)	$10,541
Initial direct costs, net of accumulated amortization of $165 thousand at September 30, 2019 and $148 thousand at December 31, 2018	185	5	(46)	144
Total	$10,186	$1,518	$(1,019)	$10,685

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in March 2016 through August 2019.

Impairment of equipment under operating leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2019 and 2018.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $338 thousand and $304 thousand for the respective three months ended September 30, 2019 and 2018. For the nine months September 30, 2019 and 2018, depreciation expense totaled $973 thousand and $912 thousand, respectively.

IDC amortization expense related to the Company’s operating leases totaled $45 thousand and $17 thousand for the respective three months ended September 30, 2019 and 2018.  For the nine month periods ended September 30, 2019 and 2018, IDC amortization expense totaled $46 thousand and $49 thousand, respectively.

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2018	Additions	or Dispositions	2019
Transportation, rail	$3,679	$—	$—	$3,679
Mining	1,728	1,022	—	2,750
Construction	1,242	242	—	1,484
Paper processing	1,058	—	—	1,058
Marine vessels	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	711	249	—	960
Aviation	1,306	—	—	1,306
Transportation, other	97	—	—	97
	12,464	1,513	—	13,977
Less accumulated depreciation	(2,463)	(973)	—	(3,436)
Total	$10,001	$540	$—	$10,541

The average estimated residual value for assets on operating leases was 38% of the assets’ original cost at both September 30, 2019 and December 31, 2018.

At September 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2019	$510
Year ending December 31, 2020	1,862
2021	1,365
2022	1,146
2023	1,091
2024	724
Thereafter	527
$7,225

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three and nine months ended September 30, 2019 and 2018, the Managing Member and/or affiliates earned commissions and fees, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$—	$—	$31
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	—	—	20
Administrative costs reimbursed to Managing Member and/or affiliates	77	98	254	314
Asset management fees to Managing Member	68	68	201	200
Acquisition and initial direct costs paid to Managing Member	53	18	53	135
	$198	$184	$508	$700

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse debt:

At September 30, 2019, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.70% to 4.66% per annum The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2019, gross operating lease rentals totaled approximately $3.8 million over the remaining lease terms and the carrying value of the pledged assets was $7.4 million. The notes mature from 2020 through 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2019	$325	$80	$405
Year ending December 31, 2020	1,169	124	1,293
2021	706	85	791
2022	518	61	579
2023	522	39	561
2024	288	20	308
Thereafter	305	30	335
	$3,833	$439	$4,272

8. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Such costs relating to the comparative three and nine month periods ended September 30, 2019 and 2018, are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Administration and Other	$—	$—	$—	$20
Selling Commissions	—	—	—	31
Total Syndication Cost	$—	$—	$—	$51

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2019, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

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

At September 30, 2019 and December 31, 2018, the total ATEL Capital Group and subsidiaries and affiliated funds borrowings under the Credit Facility were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(1,200)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(865)	(910)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,135	$72,890

The Company and its affiliates paid an annual commitment fee to have access to this line of credit. As of September 30, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility during the tenure of this participation.

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2019, the investment program participants were ATEL 15, LLC, ATEL 16, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

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

There were no borrowings under the Warehouse Facility as of September 30, 2019 and December 31, 2018.

11. Commitments:

At September 30, 2019, there were no commitments to purchase lease assets or fund investments in notes receivable.

12. Members’ Capital:

A total of 2,565,749 Units were issued and outstanding as of both September 30, 2019 and December 31, 2018, including the 50 Units issued to the initial member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member.

Distributions to the Other Members for the three and nine months ended September 30, 2019 and September 30, 2018 were as follows (in thousands except units and per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributions	$513	$512	$1,539	$1,537
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,567,477
Weighted average distributions per Unit	$0.20	$0.20	$0.60	$0.60

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

13. Fair value measurements:

At September 30, 2019 and December 31, 2018, the Company’s warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $591 thousand and $302 thousand at September 30, 2019 and December 31, 2018, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$595	$237	$302	$62
Fair value of new warrants, recorded during the period (included as a discount on notes receivable)	—	12	—	224
Unrealized (loss) gain on fair valuation of warrants	(4)	—	289	(37)
Fair value of warrants at end of period	$591	$249	$591	$249

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2019 and December 31, 2018:

September 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $14.50
			Exercise price	0.02 - 9.00
			Time to maturity (in years)	6.88 - 12.20
			Risk-free interest rate	1.62% - 2.44%
			Annualized volatility	32.54% - 114.48%
Warrants	Recurring	Market Valuation	Stock price	$0.10

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 - $14.50
			Exercise price	0.02 - 9.00
			Time to maturity (in years)	7.63 - 12.95
			Risk-free interest rate	2.61% - 2.74%
			Annualized volatility	34.20% - 292.35%

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 17, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,549	$6,549	$—	$—	$6,549
Notes receivable, net	1,472	—	—	1,481	1,481
Warrants, fair value	591	—	—	591	591
Financial liabilities:
Non-recourse debt	3,833	—	—	3,843	3,843

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,484	$6,484	$—	$—	$6,484
Notes receivable, net	3,455	—	—	3,370	3,370
Warrants, fair value	302	—	—	302	302
Financial liabilities:
Non-recourse debt	3,531	—	—	3,539	3,539

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

Results of Operations

The Fund had a net loss of $214 thousand and net income of $40 thousand for the respective three and nine months ended September 30, 2019.

Total revenues for the quarter were $548 thousand and $2.1 million for the year to date period. Such revenues were from operating lease rents, interest from notes and unrealized gains on fair value adjustments for warrants. Operating lease rents for the quarter were $472 thousand and $1.4 million for the year to date period. Interest from notes was $80 thousand and $292 thousand for the respective three and nine-month period ending September 30, 2019; and there was a current quarter unrealized loss of $4 thousand and a year to date unrealized gain of $289 thousand from fair value adjustments on warrants.

Operating expenses for the quarter were $762 thousand and a cumulative $2.0 million for the year to date period.  The main components of such operating expenses were from depreciation of operating lease assets, cost reimbursements to managing member and / or affiliates, asset management fees to the managing member, professional fees and interest expense.

Depreciation of operating lease assets for the quarter was $338 thousand and $973 thousand for the year to date period.  Cost reimbursements to Managing Member and / or affiliates of $77 thousand and $254 thousand for the respective three and nine-month periods ended September 30, 2019 were generally flat, compared to prior periods, and reflective of consistent baseline allocations of common costs among the Fund and its affiliates.  These costs, and those respective (current quarter and year to date) costs of asset management fees to the managing member ($68 thousand and $201 thousand), professional fees ($55 thousand and $148 thousand) and interest expense ($42 thousand and $121 thousand) are indicative of fund activities during the initial timeframe of its reinvestment period, where capital raised is put to work and turned over into successive investments.

Cash balances decreased during the current quarter end by $1.7 million and increased by $65 thousand for the year to date period.  For the current quarter, this was mainly the result of investments in note receivable, repayments of non-recourse debt and distribution made to members; offset, in part by net cash provided by operating activities and principal payments received on notes receivable. For the year to date period, the net increase in cash was mainly the result of net cash provided by operating activities augmented by principal payments received on notes receivable and proceeds from early termination of notes receivable and borrowings under non-recourse debt arrangements; offset, in part by cash used to purchase equipment under operating leases, to make repayments of non-recourse debt and for distributions to members.

Cash Flows

The following table sets forth the summary cash flow data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net cash provided by (used in) :
Operating activities	$252	$225	$660	$559
Investing activities	(1,085)	159	642	(2,728)
Financing activities	(835)	738	(1,237)	(38)
Net increase (decrease) in cash and cash equivalents	$(1,668)	$1,122	$65	$(2,207)

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2019, and paid through September 30, 2019. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2019 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Aug 2019	Jan 2019 - Sept 2019	1,539		—		1,539		0.60	2,565,749

		$5,614		$—		$5,614		$2.82
Source of distributions
Lease and loan payments and sales proceeds received		$5,614	100.00%	$—	0.00%	$5,614	100.00%
		$5,614	100.00%	$—	0.00%	$5,614	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)

Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period. Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.

(3)

Balances shown represent weighted average units for the period from February 2 – November 30, 2016, from December 1, 2016 – November 30, 2017, December 1, 2017 – November 30, 2018, and from December 1, 2018  – August 31, 2019, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2019, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018 except as disclosed in Note 2 related to the new lease accounting guidance adopted on January 1, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333‑203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2019 (Dollars in thousands):

				Aggregate price
	Amount	Aggregate price of offering		of offering
Title of Security	Registered	amount registered	Units sold	amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,565,749	$25,699

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

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

	Direct or indirect payments
	to directors, officers,
	Managing Members of the
	issuer or their associates, to
	persons owning ten percent
	or more of any class of	Direct or
	equity securities of the	indirect
	issuer; and to affiliates of	payments to
	the issuer	others	Total
Purchase and installation of machinery and equipment	$321	$13,977	$14,298
Investment in notes receivable	20	6,176	6,196
Distributions paid and accrued	—	5,842	5,842
Other expenses	—	3,578	3,578
	$341	$29,573	$29,914

(10)Net offering proceeds to the issuer after total expenses in item 9 (in thousands):        $(8,086)

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

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2018. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

Date: November 13, 2019

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