Form 10-K
period 2019-12-31
ATEL 17, LLC
filed 2020-03-26
CIK 1640982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2019

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

Securities registered pursuant to section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b‑2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2020 was 2,565,749.

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

As of December 31, 2019, cumulative gross contributions less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2019, the Company has purchased equipment with a total acquisition price of $14 million. The Company has also funded investments in notes receivable totaling $6.2 million through December 31, 2019.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the U.S., has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2019 and the industries to which the assets have been leased (dollars in thousands):

	Purchase Price
	Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Transportation, rail	$3,679	26.33%
Mining	2,749	19.67%
Construction	1,484	10.62%
Paper processing	1,058	7.57%
Marine vessels	1,041	7.45%
Containers	860	6.15%
Agriculture	742	5.31%
Materials handling	960	6.87%
Aviation	1,306	9.34%
Transportation, other	97	0.69%
	$13,976	100.00%

	Purchase Price
	Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Transportation, rail	$3,679	26.33%
Construction	1,728	12.36%
Agriculture	1,345	9.62%
Paper and allied products	1,058	7.57%
Utilities	1,041	7.45%
Refuse systems	860	6.15%
Chemical	1,093	7.82%
Transportation, air	1,306	9.34%
Industrial machinery	1,569	11.23%
Transportation services, other	297	2.13%
	$13,976	100.00%

From inception to December 31, 2019, the Company had disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Costs
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$22	$19	$9
	$22	$19	$9

For further information regarding the Company’s equipment lease portfolio as of December 31, 2019, see Note 5, Equipment under operating leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2019 and the industries to which the assets have been financed (dollars in thousands):

	Amount Financed
	Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Research	$1,599	25.89%
Manufacturing	871	14.10%
Agriculture	706	11.43%
Miscellaneous	3,000	48.58%
	$6,176	100.00%

	Amount Financed
	Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Business services	$1,500	24.29%
Electrical	1,125	18.22%
Health services	1,000	16.19%
Computer engines	871	14.10%
Agriculture	706	11.43%
Manufacturing	500	8.10%
Research & development	474	7.67%
	$6,176	100.00%

From inception to December 31, 2019, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed	Early
	Excluding	Termination of	Total
Asset Types	Acquisition Fees	Notes Proceeds	Payments Received
Miscellaneous	500	359	219
Research	1,125	837	565
	$1,625	$1,196	$784

For further information regarding the Company’s notes receivable portfolio as of December 31, 2019, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2019, a total of 413 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2019.

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

B.

Equipment under operating leases (net of fees and expenses):  The estimated values for equipment under operating leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2019.

For Off-Lease:  A current fair market value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.

Investments in Notes Receivable:  The estimated values for Investments in Notes Receivable are estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market value techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

D.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
E.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 17, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 17, LLC at December 31, 2019 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $6.94. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 17, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 17, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016. Additional distributions have been consistently made through December 31, 2019.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2019, and paid through December 31, 2019. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 17, LLC Prospectus dated January 5, 2016 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2019 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		—		2,052		0.80	2,565,749

		$6,127		$—		$6,127		$3.02
Source of distributions
Lease and loan payments and sales proceeds received		$6,127	100.00%	$—	0.00%	$6,127	100.00%
		$6,127	100.00%	$—	0.00%	$6,127	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from February 2 - November 30, 2016, from December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, and from December 1, 2018 - November  30, 2019,  respectively.

Use of Proceeds from Registered Securities

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2019 (dollars in thousands):

		Aggregate price		Aggregate
		of offering		price of
	Amount	amount		offering
Title of Security	Registered	registered	Units sold	amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,565,749	$25,850

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

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

(9)  The amount of the net offering proceeds to the issuer used for each of the purposes listed below:

	Direct or indirect payments
	to directors, officers,
	Managing Members of the
	issuer or their associates, to
	persons owning ten percent
	or more of any class of	Direct or
	equity securities of the	indirect
	issuer; and to affiliates of	payments to
	the issuer	others	Total
Purchase and installation of machinery and equipment	$332	$13,976	$14,308
Investment in notes receivable	24	6,176	6,200
Distributions paid and accrued	1	6,355	6,356
Other expenses	—	4,216	4,216
	$357	$30,723	$31,080

(10) Net offering proceeds to the issuer after the total investments and distributions in item 9 (in thousands):			$(9,101)

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the Limited Liability Company Units (“Units”) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on January 5, 2018. As of December 31, 2019, 2,565,749 Units were issued and outstanding.

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

Results of Operations

The Company had net income of $99 thousand and a net loss of $170 thousand for the years ended December 31, 2019 and 2018, respectively. The results for 2019 reflected increases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2019 increased by $445 thousand, or 19%, as compared to prior year. The growth in total revenues was largely due to increases in the fair valuation of the Fund’s portfolio of warrants, operating lease income, and gains on sales of lease assets and early termination of notes receivable. Such increases were partially offset by a decline in interest income on notes receivable.

The increase in the fair value of the Fund’s portfolio of warrants resulted in a $413 thousand year over year increase in unrealized gains on warrants. Operating lease income increased by $184 thousand primarily due to an approximate $1.5 million of new assets acquired during the year. In addition, a borrower terminated its loan prior to maturity, which resulted in a $116 thousand gain on early termination of notes receivable. There was no such early termination of notes during the prior year.

Partially offsetting the increases in revenues was a $263 thousand decline in interest income on the Fund’s investments in notes receivable. Such decline was primarily attributable to loan maturities and the absence of notes receivable advances to borrowers during the current year.

Expenses

Total expenses for 2019 increased by $176 thousand, or 7%, as compared to prior year primarily due to increases in interest expense, depreciation on the Fund’s lease assets, and professional fees. Such increases were partially offset by reductions in costs reimbursed to the Manager, and acquisition expenses.

Interest expense increased by $135 thousand as the Fund borrowings increased in both 2019 and 2018, consistent with the growth in the Fund’s lease assets and notes receivable portfolios. Depreciation expense increased by $115 thousand due to lease acquisitions; and, professional fees increased by $98 thousand, which was mainly attributable to the timing of invoices related to Fund audits and compliance.

Such increases were partially offset by a $90 thousand decline in cost reimbursements and a $61 thousand decrease in acquisition expense, which were respectively attributable to lower Manager allocated costs, and lower year over year acquisition related activities.

Capital Resources and Liquidity

At December 31, 2019 and 2018, the Company’s cash and cash equivalents totaled $6.4 million and $6.5 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2019	2018
Net cash provided by (used in) :
Operating activities	$926	$864
Investing activities	1,076	(3,098)
Financing activities	(2,076)	1,626
Net decrease in cash and cash equivalents	$(74)	$(608)

During 2019 and 2018, the Company’s primary sources of liquidity were from its portfolio of operating lease contracts, investments in notes receivable, Members’ capital contributions from the sale of Units and from borrowings under non-recourse debt. The net cash provided by the Company’s operating activities was $926 thousand and $864 thousand for 2019 and 2018, respectively. As the offering was terminated during early 2018, the last year of unit investment, $340 thousand of capital was raised from such unit sales during 2018. There were no unit sales transacted during 2019. Cash received from borrowings under non-recourse debt totaled $1.2 million and $3.7 million during the years ended December 31, 2019 and 2018, respectively. During the two-year period ended December 31, 2019, the Company also received $3.4 million of principal payments on notes receivable; $1.7 million during each of 2019 and 2018. In addition, during 2019, the Company realized $837 thousand of proceeds from early termination of certain notes receivable. No such proceeds from early termination of notes receivable occurred during 2018.

During 2019 and 2018, cash was primarily used to acquire lease assets, invest in notes receivable, and to pay distributions and syndication costs. Cash used to acquire lease assets totaled $1.5 million and $1.3 million for 2019 and 2018, respectively. For 2019 operations activity, there was no cash used to invest in notes receivable; $3.6 million was invested during the prior year. Distributions paid to Other Members totaled $2.1 million and $2.0 million for 2019 and 2018, respectively. Selling commissions and syndication costs of $51 thousand were paid during the final year of the Fund’s offering (2018); and during such year, $151 thousand was used for repurchasing of units.  No units were repurchased during 2019.

Distributions

The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been consistently made through December 31, 2019. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2019, there were no commitments to purchase lease assets and fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member

ATEL 17, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 17, LLC (the “Company”) as of December 31, 2019 and 2018,  the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2020

We have served as the Company’s auditor since 2015.

ATEL 17, LLC

BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(In Thousands)

	2019	2018
ASSETS
Cash and cash equivalents	$6,410	$6,484
Due from affiliates	-	44
Accounts receivable, net	81	60
Notes receivable, net	1,078	3,455
Warrants, fair value	731	302
Equipment under operating leases, net	10,290	10,186
Prepaid expenses and other assets	8	13
Total assets	$18,598	$20,544

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$24	$—
Accrued distributions to Other Members	228	228
Other	56	51
Non-recourse debt	3,508	3,531
Unearned operating lease income	114	113
Total liabilities	3,930	3,923

Commitments and contingencies

Members’ capital:
Managing Member	1	1
Other Members	14,667	16,620
Total Members’ capital	14,668	16,621
Total liabilities and Members’ capital	$18,598	$20,544

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

	2019	2018
Revenues:
Leasing and lending activities:
Operating leases	$1,867	$1,683
Notes receivable interest income	358	621
Gain on sales of lease assets and early termination of notes receivable	116	—
Unrealized gain on fair value adjustment for warrants	429	16
Other	7	12
Total revenues	2,777	2,332

Expenses:
Depreciation of operating lease assets	1,336	1,221
Asset management fees to Managing Member	269	268
Acquisition expense	47	108
Cost reimbursements to Managing Member and/or affiliates	331	421
Reversal of credit losses	—	(18)
Amortization of initial direct costs	67	77
Interest expense	159	24
Professional fees	196	98
Outside services	77	99
Taxes on income and franchise fees	7	(5)
Bank charges	87	120
Other	102	89
Total expenses	2,678	2,502
Net income (loss)	$99	$(170)

Net income (loss):
Other Members	99	(170)
	$99	$(170)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.04	$(0.07)
Weighted average number of Units outstanding	2,565,749	2,567,041

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2017	2,551,749	$18,706	$1	$18,707
Capital contributions	34,000	340	—	340
Repurchase of units	(20,000)	(151)	—	(151)
Syndication costs	—	(51)	—	(51)
Distributions to Other Members ($0.80 per Unit)	—	(2,054)	—	(2,054)
Net loss	—	(170)	—	(170)
Balance December 31, 2018	2,565,749	$16,620	$1	$16,621
Distributions to Other Members ($0.80 per Unit)	—	(2,052)	—	(2,052)
Net income	—	99	—	99
Balance December 31, 2019	2,565,749	$14,667	$1	$14,668

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In Thousands)

	2019	2018
Operating activities:
Net income (loss)	$99	$(170)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Accretion of note discount - warrants	(91)	(71)
Gain on sales of assets and early termination of notes receivable	(116)	—
Depreciation of operating lease assets	1,336	1,221
Amortization of initial direct costs	67	77
Reversal of credit losses	—	(18)
Unrealized gain on fair value adjustment for warrants	(429)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(21)	24
Due from Managing Member and affiliates	44	(44)
Prepaid expenses and other assets	6	(1)
Accounts payable, Managing Member	—	(108)
Accounts payable, other	6	21
Accrued liabilities, affiliates	24	—
Unearned operating lease income	1	(51)
Net cash provided by operating activities	926	864

Investing activities:
Purchases of equipment under operating leases	(1,512)	(1,252)
Payments of initial direct costs	(5)	(38)
Note receivable advances	—	(3,551)
Proceeds from early termination of notes receivable	837	—
Proceeds from sales of equipment under operating leases	19	—
Principal payments received on notes receivable	1,737	1,743
Net cash provided by (used in) investing activities	1,076	(3,098)

Financing activities:
Borrowings under non-recourse debt	1,197	3,685
Repayments under non-recourse debt	(1,221)	(154)
Syndication costs paid to Managing Member and affiliates	—	(51)
Distributions to Other Members	(2,052)	(2,043)
Capital contributions	—	340
Repurchase/rescissions of Units	—	(151)
Net cash (used in) provided by financing activities	(2,076)	1,626

Net decrease in cash and cash equivalents	(74)	(608)
Cash at beginning of year	6,484	7,092
Cash at end of year	$6,410	$6,484

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$156	$19
Cash paid during the year for taxes	$7	$1

Schedule of non-cash financing transactions:
Distributions payable to Other Members at year-end	$228	$228

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

As of December 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2019 and 2018, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per data.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements other than those disclosed in Note 15, Subsequent Events.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with Accounting Standards Condification (“ASC”) 360‑10‑35‑3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360‑10‑35‑43).

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Initial direct costs:

With the adoption of Accounting Standards Update (“ASU”) No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred effective January 1, 2019. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2019 and 2018, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized gain of $429 thousand and $16 thousand on fair valuation of its warrants during 2019 and 2018, respectively. The estimated fair value of the Company’s portfolio of warrants was $731 thousand and $302 thousand for the years ended December 31, 2019 and 2018, respectively.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships.  For the year ended December 31, 2019, the related provision for state income taxes was $7 thousand; and, for the year ended December 31, 2018, the Company received $5 thousand of income tax credit adjustments. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2019 and 2018 as follows (in thousands):

	2019	2018
Financial statement basis of net assets	$14,668	$16,621
Tax basis of net assets (unaudited)	12,174	16,525
Difference	$2,494	$96

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Net income (loss) per financial statements	$99	$(170)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(1,983)	(2,049)
Provision for losses and doubtful accounts	—	(18)
Adjustments to revenues	(427)	(68)
Other	13	(5)
Loss per federal tax return (unaudited)	$(2,298)	$(2,310)

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

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016‑02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective and adopted as of January 1, 2019. Upon adoption, the Company applied the package of that has allowed the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed the Company to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company’s leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the year ended December 31, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016‑13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and equipment under operating leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, equipment under operating leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Management is currently evaluating the standard and expects the update may potentially result in the increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on current expected credit losses (CECL), and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

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

As of December 31, 2019 and 2018, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage
	of Total Equipment Cost
Industry	2019	2018
Transportation, rail	26%	30%
Construction	21%	14%
Agriculture	*	11%
Transportation, air	*	10%

*Less than 10%

During 2019 and 2018, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing
		and Lending Revenues
Lessee	Type of Equipment	2019	2018
Union Pacific Railroad Company	Railroad	22%	22%
Aggregate Industries Management, Inc.	Mining	15%	11%
Cargill, Inc.	Agriculture/Construction	11%	11%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2019, the original terms of the notes are from 24 to 42 months with interest rates ranging from 11.55%  to 16.49% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2020 to 2022.

As of December 31, 2019, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2020	$830
2021	437
2022	9
1,276
Less: portion representing unearned interest income	(112)
1,164
Less: warrants - notes receivable discount	(86)
Notes receivable, net	$1,078

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
IDC amortization - notes receivable	$8	$11
IDC amortization - lease assets	59	66
Total	$67	$77

5. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

	Balance		Depreciation/	Balance
	December 31,		Amortization	December 31,
	2018	Additions	Expense	2019
Equipment under operating leases, net	$10,001	$1,494	$(1,336)	$10,159
Initial direct costs, net of accumulated amortization of $179 thousand at December 31, 2019 and $148 thousand at December 31, 2018	185	5	(59)	131
Total	$10,186	$1,499	$(1,395)	$10,290

Impairment of equipment under operating leases:

As a result of impairment reviews, management determined that no impairment losses existed for the years ended December 31, 2019 and 2018.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.3 million and $1.2 million for the respective years ended December 31, 2019 and 2018. IDC amortization expense related to the Company’s operating leases totaled $59 thousand and $66 thousand for the years ended December 31, 2019 and 2018, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2019.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	December 31,
	2018	Additions	or Dispositions	2019
Transportation, rail	$3,679	$—	$(22)	$3,657
Mining	1,728	1,021	—	2,749
Construction	1,242	242	—	1,484
Aviation	1,306	—	—	1,306
Paper processing	1,058	—	—	1,058
Marine vessels	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	711	249	—	960
Transportation, other	97	—	—	97
	12,464	1,512	(22)	13,954
Less accumulated depreciation	(2,463)	(1,336)	4	(3,795)
Total	$10,001	$176	$(18)	$10,159

The average estimated residual value for assets on operating leases was 37% and 38% of the assets’ original cost at December 31, 2019 and 2018, respectively. There were no operating leases in non-accrual status at both December 31, 2019 and 2018.

At December 31, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2020	$1,858
2021	1,364
2022	1,146
2023	1,091
2024	724
Thereafter	527
$6,710

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Containers	15 - 20
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation	7 - 10

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

6. Allowance for credit losses:

The Company’s had no allowance for credit losses for the years  ended December 31, 2019 and 2018.

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

At December 31, 2019 and 2018, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount) (in thousands):

	Notes Receivable
	2019	2018
Pass	$1,164	$3,623
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$1,164	$3,623

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

At December 31, 2019 and December 31, 2018, investment in financing receivables is aged as follows (in thousands):

							Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$1,164	$1,164	$—
Total	$—	$—	$—	$—	$1,164	$1,164	$—

							Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$3,623	$3,623	$—
Total	$—	$—	$—	$—	$3,623	$3,623	$—

The Company had no financing receivables on non-accrual or impaired status at December 31, 2019 and 2018.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$31
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	20
Administrative costs reimbursed to Managing Member and/or affiliates	331	421
Asset management fees to Managing Member	269	268
Acquisition and initial direct costs paid to Managing Member	52	145
	$652	$885

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

8. Non-recourse debt:

At December 31, 2019, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.70% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2019, gross operating lease rentals totaled approximately $3.8 million over the remaining lease terms and the carrying value of the pledged assets was $7.1 million. The notes mature from 2020 through 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2020	1,169	124	1,293
2021	706	85	791
2022	518	61	579
2023	522	39	561
2024	288	20	308
Thereafter	305	29	334
	$3,508	$358	$3,866

9. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital, as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions, well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $0 and $51 thousand for the respective years ended December 31, 2019 and 2018.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2019, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

10. Borrowing facilities:

Effective October 31, 2019, the Company entered into an amended and restated revolving credit facility agreement (the “Credit Facility”) which replaced a previous agreement extended beyond its original expiration date of June 2019. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated entities as borrowers, with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital sub-facility, an acquisition sub-facility, institutional leasing sub-facility, and a venture line sub-facility.   The Company participates in the acquisition sub-facility and the institutional leasing sub-facility, on  a several, but not joint, basis (i.e., the Company is liable only for the amount of the advances extended to the Company under those sub-facilities, and not as to amounts extended to any co-borrower).

The aggregate amount of the Credit Facility is $55 million, with sub-limits for each sub-facility, and currently expires June 30, 2021 (unless extended). The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings extended to the Company under the acquisition sub-facility or the institutional leasing sub-facility, on a several, but not joint, basis. The Credit Facility includes certain financial covenants made by the Company, as is customarily found in credit facilities of similar size and nature.

As of December 31, 2019 and 2018, borrowings under the Credit Facility were as follows (in thousands):

	2019	2018
Total available under the financing arrangement	$55,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(1,200)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(850)	(910)
Total remaining available under the working capital, acquisition and warehouse facilities	$54,150	$72,890

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2019, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2019, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $14.7 million, 0.24 to 1, and 18.67 to 1, respectively, as of December 31, 2019. As such, as of December 31, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR plus 2.25% or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2019 and 2018.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short-term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of December 31, 2019, the investment program participants were the Company, ATEL 15, LLC and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

11. Commitments:

At December 31, 2019, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

13. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both December 31, 2019 and 2018, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	2019	2018
Distributions	$2,052	$2,054
Weighted average number of Units outstanding	2,565,749	2,567,041
Weighted average distributions per Unit	$0.80	$0.80

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

At December 31, 2019 and 2018, only the Company’s warrants were measured on a recurring basis. The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s equipment under operating leases, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2019 and 2018, the calculated fair value of the Fund’s warrant portfolio approximated $731 thousand and $302 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2019	2018
Fair value of warrants at beginning of year	$302	$62
Fair value of new warrants, recorded during the year (included as a discount on notes receivable)	—	224
Unrealized gain on fair valuation of warrants	429	16
Fair value of warrants at end of year	$731	$302

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2019 and 2018:

December 31, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $16.07
			Exercise price	0.02 - 9.00
			Time to maturity (in years)	6.63 - 11.95
			Risk-free interest rate	1.80% - 1.99%
			Annualized volatility	32.21% - 111.44%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.18 - $14.50
			Exercise price	0.02 - 9.00
			Time to maturity (in years)	7.63 - 12.95
			Risk-free interest rate	2.61% - 2.74%
			Annualized volatility	34.20% - 292.35%

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,410	$6,410	$—	$—	$6,410
Notes receivable, net	1,078	—	—	1,086	1,086
Warrants, fair value	731	—	—	731	731
Financial liabilities:
Non-recourse debt	3,508	—	—	3,516	3,516

	December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,484	$6,484	$—	$—	$6,484
Notes receivable, net	3,455	—	—	3,370	3,370
Warrants, fair value	302	—	—	302	302
Financial liabilities:
Non-recourse debt	3,531	—	—	3,539	3,539

15.  Subsequent Events:

Subsequent to December 31, 2019, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2019. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 69, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 66, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 61, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2019.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2019 and 2018 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2019, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2019 and 2018, the Company incurred audit fees with its principal auditors totaling $149 thousand and $78 thousand, respectively.

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10- Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm		14
	Balance Sheets at December 31, 2019 and 2018		15
	Statements of Operations for the years ended December 31, 2019 and 2018		16
	Statements of Changes in Members’ Capital for the years ended December 31, 2019 and 2018		17
	Statements of Cash Flows for the years ended December 31, 2019 and 2018		18
	Notes to Financial Statements		19

2.	Financial Statement Schedules

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

	(4.1)	Description of the Registrant’s Securities
	(14.1)	Code of Ethics
	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a‑14(a)/15d‑14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a‑14(a)/15d‑14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	XBRL Instance Document
	(101.SCH)	XBRL Taxonomy Extension Schema Document
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2020

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Paritosh K. Choksi

/s/ Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.