Form 10-Q
period 2020-03-31
ATEL 17, LLC
filed 2020-05-15
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2020 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

(In Thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,151	$6,410
Accounts receivable, net	44	81
Notes receivable, net	805	1,078
Warrants, fair value	702	731
Equipment under operating leases, net	9,902	10,290
Prepaid expenses and other assets	13	8
Total assets	$17,617	$18,598

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$37	$24
Accrued distributions to Other Members	228	228
Other	65	56
Non-recourse debt	3,180	3,508
Unearned operating lease income	77	114
Total liabilities	3,587	3,930

Commitments and contingencies

Members’ capital:
Managing Member	1	1
Other Members	14,029	14,667
Total Members’ capital	14,030	14,668
Total liabilities and Members’ capital	$17,617	$18,598

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Leasing and lending activities:
Operating leases	$495	$447
Notes receivable interest income	47	119
Gain on sales of lease assets and early termination of notes receivable	—	116
Unrealized loss on fair value adjustment for warrants	(29)	(4)
Total revenues	513	678

Expenses:
Depreciation of operating lease assets	369	318
Asset management fees to Managing Member	65	68
Cost reimbursements to Managing Member and/or affiliates	86	98
Amortization of initial direct costs	20	—
Interest expense	35	37
Professional fees	39	57
Outside services	8	24
Taxes on income and franchise fees	2	—
Bank charges	6	38
Other	8	10
Total expenses	638	650
Net (loss) income	$(125)	$28

Net (loss) income:
Other Members	$(125)	$28
	$(125)	$28

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.05)	$0.01
Weighted average number of Units outstanding	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

		Three Months Ended March 31, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	2,565,749	$14,667	$1	$14,668
Distributions to Other Members ($0.20 per Unit)	—	(513)	—	(513)
Net loss	—	(125)	—	(125)
Balance March 31, 2020	2,565,749	$14,029	$1	$14,030

		Three Months Ended March 31, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	2,565,749	$16,620	$1	$16,621
Distributions to Other Members ( per Unit)	—	(513)	—	(513)
Net income	—	28	—	28
Balance March 31, 2019	2,565,749	$16,135	$1	$16,136

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net (loss) income	$(125)	$28
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	—	(116)
Accretion of note discount - warrants	(15)	(23)
Depreciation of operating lease assets	369	318
Amortization of initial direct costs	20	—
Provision for credit losses	10	—
Unrealized loss on fair value adjustment for warrants	29	4
Changes in operating assets and liabilities:
Accounts receivable	27	8
Due from Managing Member and affiliates	—	28
Prepaid expenses and other assets	(5)	(40)
Accounts payable, Managing Member	—	(1)
Accounts payable, other	7	(26)
Accrued liabilities, affiliates	13	5
Unearned operating lease income	(37)	(10)
Net cash provided by operating activities	293	175

Investing activities:
Proceeds from early termination of notes receivable	—	838
Principal payments received on notes receivable	289	470
Net cash provided by investing activities	289	1,308

Financing activities:
Borrowings under non-recourse debt	—	535
Repayments under non-recourse debt	(328)	(257)
Distributions to Other Members	(513)	(513)
Net cash used in financing activities	(841)	(235)

Net (decrease) increase in cash and cash equivalents	(259)	1,248
Cash at beginning of period	6,410	6,484
Cash at end of period	$6,151	$7,732

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$35	$35
Cash paid during the period for taxes	$1	$3

Schedule of non-cash financing transactions:
Distributions payable to Other Members at end of period	$228	$228

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

As of March 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues for the three months ended March 31, 2020 and 2019 and long-lived assets as of March 31, 2020 and December 31, 2019 relate to customers domiciled in the United States.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Financing receivables:

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable.

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

Investment in securities:

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $29 thousand and $4 thousand on fair valuation of its warrants during the three months ended March 31, 2020 and 2019, respectively. The estimated fair value of the Company’s portfolio of warrants was $702 thousand and $731 thousand at March 31, 2020 and December 31, 2019, respectively.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Upon adoption of Accounting Standards Update (“ASU”) 2016-02, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements.

Initial direct costs:

With the adoption of ASU 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred effective January 1, 2019. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Acquisition expense:

Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses and miscellaneous expenses related to the selection and acquisition of equipment which are reimbursable to the Managing Member under the terms of the Operating Agreement and are expensed as incurred.

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

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of members Units outstanding during the period.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Recent accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. Management is currently evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Fund’s financial statements and disclosures.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new CECL impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on CECL, and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal year beginning after December 15, 2022.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Fund adopted ASU 2018-13 on January 1, 2020. Such adoption did not have a significant impact on the Fund’s financial statements and related disclosure requirements.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2020, the original terms of the notes are from 30 to 42 months with interest rates ranging from 11.55%  to 16.49% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2020 to 2022.

As of March 31, 2020, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2020	$510
Year ending December 31, 2021	436
2022	9
955
Less: portion representing unearned interest income	(80)
875
Less: warrants - notes receivable discount	(72)
Unamortized initial direct costs	2
Notes receivable, net	$805

IDC amortization expense related to notes receivable and the Company’s operating leases for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
IDC amortization - notes receivable	$1	$—
IDC amortization - lease assets	19	—
Total	$20	$—

4.  Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

	Balance		Depreciation/	Balance
	December 31,		Amortization	March 31,
	2019	Additions	Expense	2020
Equipment under operating leases, net	$10,159	$—	$(369)	$9,790
Initial direct costs, net of accumulated amortization of $139 thousand at March 31, 2020 and $179 thousand at December 31, 2019	131	—	(19)	112
Total	$10,290	$—	$(388)	$9,902

Impairment of equipment under operating leases:

As a result of impairment reviews, management determined that no impairment losses existed for the three months ended March 31, 2020 and 2019.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $369 thousand and $318 thousand for the respective three months ended March 31, 2020 and 2019. IDC amortization expense related to the Company’s operating leases totaled $19 thousand and $0 for the three months ended March 31, 2020 and 2019, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2019.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2019	Additions	or Dispositions	2020
Transportation, rail	$3,657	$—	$—	$3,657
Mining	2,749	—	—	2,749
Construction	1,484	—	—	1,484
Aviation	1,306	—	—	1,306
Paper processing	1,058	—	—	1,058
Marine vessels	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	960	—	—	960
Transportation, other	97	—	—	97
	13,954	—	—	13,954
Less accumulated depreciation	(3,795)	(369)	—	(4,164)
Total	$10,159	$(369)	$—	$9,790

The average estimated residual value for assets on operating leases was 38% and 37% of the assets’ original cost at March 31, 2020 and December 31, 2019, respectively. There were no operating leases in non-accrual status at both March 31, 2020 and December 31, 2019.

At March 31, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2020	$1,355
Year ending December 31, 2021	1,364
2022	1,146
2023	1,091
2024	724
Thereafter	527
$6,207

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Containers	15 - 20
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation	7 - 10

5. Allowance for credit losses:

The Company had no allowance for credit losses for the three months ended March 31, 2020 and 2019.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2020 and December 31, 2019, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount) (in thousands):

	Notes Receivable
	March 31, 2020	December 31, 2019
Pass	$875	$1,164
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$875	$1,164

At March 31, 2020 and December 31, 2019, investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
March 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$875	$875	$—

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$1,164	$1,164	$—

The Company had no financing receivables on non-accrual or impaired status at March 31, 2020 and December 31, 2019.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$86	$98
Asset management fees to Managing Member	65	68
	$151	$166

7. Non-recourse debt:

At March 31, 2020, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.70% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2020, gross operating lease rentals totaled approximately $3.5 million over the remaining lease terms and the carrying value of the pledged assets was $6.7 million. The notes mature from 2020 through 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2020	$841	$89	$930
Year ending December 31, 2021	706	85	791
2022	518	61	579
2023	522	39	561
2024	288	20	308
Thereafter	305	29	334
	$3,180	$323	$3,503

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

8. Borrowing facilities:

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

As of March 31, 2020 and December 31, 2019, borrowings under the Credit Facility were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(1,849)	(850)
Total remaining available under the working capital, acquisition and warehouse facilities	$53,151	$54,150

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2020, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2020, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the the company recorded not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $14.0 million, 0.23 to 1, and 17.38 to 1, respectively, as of March 31, 2020. As such, as of March 31, 2020, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR plus 2.25% or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2020 and 2019.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2020, the investment program participants  were the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments:

At March 31, 2020, there were no commitments to purchase lease assets and fund investments in notes receivable.

10. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both March 31, 2020 and December 31, 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Fund’s net income or net losses are to be allocated 100% to the members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial members. Commencing with the initial closing date, net income and net loss are to be allocated 99.99% to the Other Members and 0.01% to the Managing Member.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Fund distributions are to be allocated 0.01% to the Managing Member and 99.99% to the Other Members. The Company commenced periodic distributions in February 2016.

Distributions to the Other Members for the three months ended March 31, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2020	2019
Distributions	$513	$513
Weighted average number of Units outstanding	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2020 and December 31, 2019, only the Company’s warrants were measured on a recurring basis.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio approximated $702 thousand and $731 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Fair value of warrants at beginning of period	$731	$302
Unrealized gain on fair valuation of warrants	(29)	(4)
Fair value of warrants at end of period	$702	$298

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2020 and December 31, 2019:

March 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.11 - $16.95 ($0.24)
			Exercise price	$0.02 - $9.00 ($0.08)
			Time to maturity (in years)	6.38 - 11.70 (7.80)
			Risk-free interest rate	0.51% - 1.58% (0.60%)
			Annualized volatility	32.00% - 115.04% (46.32%)

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 - $16.07 ($0.23)
			Exercise price	$0.02 - $9.00 ($0.08)
			Time to maturity (in years)	6.63 - 11.95 (8.05)
			Risk-free interest rate	1.80% - 1.99% (1.87%)
			Annualized volatility	32.21% - 111.44% (46.75%)

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

(Unaudited)

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,151	$6,151	$—	$—	$6,151
Notes receivable, net	805	—	—	824	824
Warrants, fair value	702	—	—	702	702
Financial liabilities:
Non-recourse debt	3,180	—	—	3,198	3,198

	December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,410	$6,410	$—	$—	$6,410
Notes receivable, net	1,078	—	—	1,086	1,086
Warrants, fair value	731	—	—	731	731
Financial liabilities:
Non-recourse debt	3,508	—	—	3,516	3,516

12.  Global health emergency:

On January  30, 2020, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

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

Results of Operations

The three months ended March 31, 2020 versus the three months ended March 31, 2019

The Company had a net loss of $125 thousand and net income of $28 thousand for the three months ended March 31, 2020 and 2019, respectively. The results for the first quarter of 2020 reflect decreases in both revenues and operating expenses when compared to the prior year period.

Total revenues were $513 thousand and $678 thousand for the three months ended March 31, 2020 and 2019, respectively. The $165 thousand, or 24%, decline in revenues was primarily due to an unfavorable change in gains and losses on sales of lease assets, a decrease in notes receivable interest income and an increase in unrealized losses on the Fund’s warrants partially offset by an increase in operating lease revenues.

The unfavorable change in gains or losses on sales of lease assets totaled $116 thousand and was mainly due to the absence of lease asset sales and/or early termination of notes receivable during the current year quarter. During the first quarter of 2019, a borrower terminated its loan prior to maturity, which resulted in a $116 thousand gain on early termination of notes receivable. Notes receivable interest income decreased by $72 thousand due to maturities of certain notes since March 31, 2019; and, unrealized losses on the fair valuation of the Fund’s warrants increased by $25 thousand as a result of the current low interest rate environment.

Such decreases in revenues were partially offset by a $48 thousand increase in operating lease revenues, which was attributable to incremental revenues from lease assets acquired since March 31, 2019.

Total expenses were $638 thousand and $650 thousand for the three months ended March 31, 2020 and 2019, respectively. The $12 thousand, or 2%, reduction in expenses was primarily due to decreases in bank charges, professional fees, outside services and cost reimbursements to affiliates offset, in part, by increases in depreciation and amortization of IDC.

Bank charges declined by $32 thousand largely due to lower allocated costs related to the credit facility fees. Professional fees were reduced by $18 thousand due to lower tax services fees; and, outside services decreased by $16 thousand primarily as a result of lower consulting fees. In addition, costs reimbursed to affiliates declined by $12 thousand due to lower allocated costs. Such decline in allocated costs is reflective of consistent baseline allocations of common costs among the Fund and its affiliates.

Partially offsetting such decreases in expenses were increases in depreciation expense and amortization of IDC totaling $51 thousand and $20 thousand, respectively. The increase in depreciation was attributable to lease assets acquired since March 31, 2019; and, the increase in amortization of IDC reflects recognition of IDC costs accumulated prior to adoption of the new leasing standard.

Capital Resources and Liquidity

At March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $6.2 million and $6.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$293	$175
Investing activities	289	1,308
Financing activities	(841)	(235)
Net (decrease) increase in cash and cash equivalents	$(259)	$1,248

During the three months ended March 31, 2020 and 2019, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, $289 thousand and $470 thousand of principal payments on notes receivable were received during the respective three months ended March 31, 2020 and 2019. During the three months ended March 31, 2019, the Company realized $838 thousand of proceeds from the early termination of certain notes receivable. There were no such proceeds during the current quarter.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the

Managing Member, and to repay borrowings under non-recourse debt. Distributions paid totaled $513 thousand for each of the three months ended March 31, 2020 and 2019; and, repayments of borrowings under non-recourse debt totaled $328 thousand and $257 thousand for the respective period ended March 31, 2020 and 2019. Cash was also used to pay invoices related to management fees and expenses, and other payables during both three-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016.

Cash distributions were paid by the Fund to Unitholders of record as of February 29, 2020, and paid through March 31, 2020. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2020 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		—		2,052		0.80	2,565,749
Dec 2019 - Feb 2020	Jan 2020 - Mar 2020	513				513		0.20	2,565,749
		$6,640		$—		$6,640		$3.22
Source of distributions
Lease and loan payments and sales proceeds received		$6,640	100.00%	$—	0.00%	$6,640	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$6,640	100.00%	$—	0.00%	$6,640	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from February 2 - November 30, 2016, from December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, and December 1, 2019 - February 29, 2020,  respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2020, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the Company’s significant accounting policies since December 31, 2019.

Item 4.  Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333‑203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2020 (Dollars in thousands):

				Aggregate price
	Amount	Aggregate price of offering		of offering
Title of Security	Registered	amount registered	Units sold	amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,565,749	$25,699

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments
	to directors, officers,
	Managing Members of the
	issuer or their associates, to
	persons owning ten percent
	or more of any class of	Direct or
	equity securities of the	indirect
	issuer; and to affiliates of	payments to
	the issuer	others	Total
Underwriting discounts and commissions	$516	$1,807	$2,323
Other syndication costs	—	1,548	1,548
Total expenses	$516	$3,355	$3,871

(8) Net offering proceeds to the issuer after the total expenses in item 7 (in thousands):			$21,828

(9)    The amount of the net offering proceeds to the issuer used for each of the purposes listed below:

	Direct or indirect payments
	to directors, officers,
	Managing Members of the
	issuer or their associates, to
	persons owning ten percent
	or more of any class of	Direct or
	equity securities of the	indirect
	issuer; and to affiliates of	payments to
	the issuer	others	Total
Purchase and installation of machinery and equipment	$332	$13,976	$14,308
Investment in notes receivable	24	6,176	6,200
Distributions paid and accrued	1	6,868	6,869
Other expenses	—	4,481	4,481
	$357	$31,501	$31,858

(10) Net offering proceeds to the issuer after the total investments and distributions in item 9 (in thousands):			$(10,030)

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

2.	Other Exhibits

	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	XBRL Instance Document
	(101.SCH)	XBRL Taxonomy Extension Schema Document
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2020

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