Form 10-Q
period 2020-09-30
ATEL 17, LLC
filed 2020-11-16
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2020

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of Limited Liability Company Units outstanding as of October 31, 2020 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(In Thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,012	$6,410
Accounts receivable, net	75	81
Notes receivable, net	504	1,078
Warrants, fair value	393	731
Equipment under operating leases, net	10,586	10,290
Prepaid expenses and other assets	13	8
Total assets	$15,583	$18,598

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$68	$24
Accrued distributions to Other Members	228	228
Other	68	56
Non-recourse debt	2,602	3,508
Unearned operating lease income	89	114
Total liabilities	3,055	3,930

Members’ capital:
Managing Member	1	1
Other Members	12,527	14,667
Total Members’ capital	12,528	14,668
Total liabilities and Members’ capital	$15,583	$18,598

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$551	$472	$1,554	$1,363
Notes receivable interest income	33	80	117	292
Gain on sales of lease assets and early termination of notes receivable	—	—	—	116
Other revenue	—	—	1	1
Total operating revenues	584	552	1,672	1,772

Operating expenses:
Depreciation of operating lease assets	381	338	1,087	973
Asset management fees to Managing Member	63	68	192	201
Acquisition expense	43	53	63	53
Cost reimbursements to Managing Member and/or affiliates	74	77	242	254
Amortization of initial direct costs	11	52	40	53
Interest expense	28	42	95	121
Professional fees	19	55	115	148
Outside services	21	28	43	64
Taxes on income and franchise fees	2	2	7	7
Bank charges	7	4	20	81
Other expense	13	43	31	66
Total operating expenses	662	762	1,935	2,021
Net loss from operations	(78)	(210)	(263)	(249)

Other income (loss):
Unrealized gain (loss) on fair value adjustment for warrants	1	(4)	(338)	289

Net (loss) income	$(77)	$(214)	$(601)	$40

Net (loss) income:
Other Members	$(77)	$(214)	$(601)	$40
	$(77)	$(214)	$(601)	$40

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.08)	$(0.23)	$0.02
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2020	2,565,749	$13,117	$1	$13,118
Distributions to Other Members ($0.20 per Unit)	—	(513)	—	(513)
Net loss	—	(77)	—	(77)
Balance September 30, 2020	2,565,749	$12,527	$1	$12,528

	Nine Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	2,565,749	$14,667	$1	$14,668
Distributions to Other Members ($0.60 per Unit)	—	(1,539)	—	(1,539)
Net loss	—	(601)	—	(601)
Balance September 30, 2020	2,565,749	$12,527	$1	$12,528

	Three Months Ended September 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2019	2,565,749	$15,848	$1	$15,849
Distributions to Other Members ($0.20 per Unit)	—	(513)	—	(513)
Net loss	—	(214)	—	(214)
Balance September 30, 2019	2,565,749	$15,121	$1	$15,122

	Nine Months Ended September 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	2,565,749	$16,620	$1	$16,621
Distributions to Other Members ($0.60 per Unit)	—	(1,539)	—	(1,539)
Net income	—	40	—	40
Balance September 30, 2019	2,565,749	$15,121	$1	$15,122

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net (loss) income	$(601)	$40
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	—	(116)
Accretion of note discount - warrants	(42)	(68)
Depreciation of operating lease assets	1,087	973
Amortization of initial direct costs	40	53
Provision for credit losses	10	—
Unrealized loss (gain) on fair value adjustment for warrants	338	(289)
Changes in operating assets and liabilities:
Accounts receivable	(4)	(21)
Due from Managing Member and affiliates	—	27
Prepaid expenses and other assets	(5)	(26)
Accounts payable, other	12	2
Accrued liabilities, affiliates	44	99
Unearned operating lease income	(25)	(14)
Net cash provided by operating activities	854	660

Investing activities:
Purchases of equipment under operating leases	(1,416)	(1,512)
Payments of initial direct costs	(5)	(5)
Proceeds from early termination of notes receivable	54	837
Principal payments received on notes receivable	560	1,322
Net cash (used in) provided by investing activities	(807)	642

Financing activities:
Borrowings under non-recourse debt	—	1,197
Repayments under non-recourse debt	(906)	(895)
Distributions to Other Members	(1,539)	(1,539)
Net cash used in financing activities	(2,445)	(1,237)

Net (decrease) increase in cash and cash equivalents	(2,398)	65
Cash at beginning of period	6,410	6,484
Cash at end of period	$4,012	$6,549

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$97	$118
Cash paid during the period for taxes	$7	$5

Schedule of non-cash financing transactions:
Distributions payable to Other Members at period-end	$228	$228

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

As of September 30, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues for the three and nine months ended September 30, 2020 and 2019, and long-lived assets as of September 30, 2020 and December 31, 2019 relate to customers domiciled in the United States.

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

Investment in securities:

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $393 thousand and $731 thousand at September 30, 2020 and December 31, 2019, respectively. The Company recorded unrealized gains of $1 thousand and unrealized losses of $4 thousand on fair valuation of its warrants for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded unrealized losses of $338 thousand and unrealized gains of $289 thousand, respectively.

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

Initial direct costs:

Incremental costs of a lease that would not have been incurred if the lease had not been obtained are capitalized and amortized over the lease term. All other costs associated with the execution of the Company’s leases are expensed as incurred.

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

(Unaudited)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2020, the original terms of the notes are 42 months with interest rates ranging from 11.55% to 14.84% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2021 to 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2020	$138
Year ending December 31, 2021	437
2022	9
584
Less: portion representing unearned interest income	(36)
548
Less: warrants - notes receivable discount	(45)
Unamortized initial direct costs	1
Notes receivable, net	$504

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating leases for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
IDC amortization - notes receivable	$—	$7	$2	$7
IDC amortization - lease assets	11	45	38	46
Total	$11	$52	$40	$53

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

	Balance		Depreciation/	Balance
	December 31,		Amortization	September 30,
	2019	Additions	Expense	2020
Equipment under operating leases, net	$10,159	$1,416	$(1,087)	$10,488
Initial direct costs, net of accumulated amortization of $157 thousand at September 30, 2020 and $179 thousand at December 31, 2019	131	5	(38)	98
Total	$10,290	$1,421	$(1,125)	$10,586

Impairment of equipment under operating leases:

As a result of impairment reviews, management determined that no impairment losses existed for the three and nine months ended September 30, 2020 and 2019.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $381 thousand and $338 thousand for the respective three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, depreciation expense of $1.1 million and $973 thousand were recorded, respectively. Both three- and nine-month periods ended September 30, 2020 include $29 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three and nine months ended September 30, 2019.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

IDC amortization expense related to the Company’s operating leases totaled $11 thousand and $45 thousand for the respective three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, IDC amortization totaled $38 thousand and $46 thousand, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2020.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2019	Additions	or Dispositions	2020
Transportation, rail	$3,657	$—	$—	$3,657
Mining	2,749	—	—	2,749
Construction	1,484	604	—	2,088
Aviation	1,306	812	—	2,118
Paper processing	1,058	—	—	1,058
Marine vessel	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	960	—	—	960
Transportation, other	97	—	—	97
	13,954	1,416	—	15,370
Less accumulated depreciation	(3,795)	(1,087)	—	(4,882)
Total	$10,159	$329	$—	$10,488

The average estimated residual value for assets on operating leases was 35% and 37% of the assets’ original cost at September 30, 2020 and December 31, 2019, respectively. There were no operating leases in non-accrual status at both September 30, 2020 and December 31, 2019.

At September 30, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2020	$483
Year ending December 31, 2021	1,567
2022	1,349
2023	1,295
2024	928
2025	428
Thereafter	425
$6,475

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Containers	15 - 20
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

5. Allowance for credit losses:

The Company had no allowance for credit losses related to its financing receivables during both the three and nine months ended September 30, 2020 and 2019.

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

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three and nine months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2020 and December 31, 2019, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount) (in thousands):

	Notes Receivable
	September 30, 2020	December 31, 2019
Pass	$548	$1,164
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$548	$1,164

At September 30, 2020 and December 31, 2019, investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
September 30, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$548	$548	$—

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$1,164	$1,164	$—

The Company had no financing receivables on non-accrual or impaired status at September 30, 2020 and December 31, 2019.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$74	$77	$242	$254
Asset management fees to Managing Member	63	68	192	201
Acquisition and initial direct costs paid to Managing Member	43	53	63	53
	$180	$198	$497	$508

7. Non-recourse debt:

At September 30, 2020, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.70% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2020, gross operating lease rentals totaled approximately $2.9 million over the remaining lease terms and the carrying value of the pledged assets was $5.8 million. The notes mature from 2020 through 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2020	$263	$27	$290
Year ending December 31, 2021	706	85	791
2022	518	61	579
2023	522	39	561
2024	288	20	308
2025	73	13	86
Thereafter	232	17	249
	$2,602	$262	$2,864

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

The aggregate amount of the Credit Facility is $55 million, with sub-limits for each sub-facility, and currently expires September 30, 2021 (unless extended). The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings extended to the Company under the acquisition sub-facility or the institutional leasing sub-facility, on a several, but not joint, basis. The Credit Facility includes certain financial covenants made by the Company, as is customarily found in credit facilities of similar size and nature.

As of September 30, 2020 and December 31, 2019, borrowings under the Credit Facility were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(6,365)	(850)
Total remaining available under the working capital, acquisition and warehouse facilities	$48,635	$54,150

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2020, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2020, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratial was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $12.5 million, 0.21 to 1, and 17.13 to 1, respectively, as of September 30, 2020. As such, as of September 30, 2020, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR plus 2.25% or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2020 and December 31, 2019.

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

As of September 30, 2020, the investment program participants were the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments:

At September 30, 2020, there was a commitment to purchase lease assets totaling $2.1 million. This amount represents contract awards which may be canceled by the prospective investee or may not be accepted by the Company.

10. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both September 30, 2020 and December 31, 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

(Unaudited)

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

Distributions to the Other Members for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Distributions	$513	$513	$1,539	$1,539
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20	$0.60	$0.60

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2020 and December 31, 2019, only the Company’s warrants were measured on a recurring basis.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio approximated $393 thousand and $731 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fair value of warrants at beginning of period	$392	$595	$731	$302
Unrealized gain (loss) on fair valuation of warrants	1	(4)	(338)	289
Fair value of warrants at end of period	$393	$591	$393	$591

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2020 and December 31, 2019:

September 30, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.14)
			Exercise price	$0.02 - $9.00 ($0.08)
			Time to maturity (in years)	5.88 - 11.19 (7.30)
			Risk-free interest rate	0.38% - 1.58% (0.51%)
			Annualized volatility	29.33% - 207.19% (56.30%)

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 - $16.07 ($0.23)
			Exercise price	$0.02 - $9.00 ($0.08)
			Time to maturity (in years)	6.63 - 11.95 (8.05)
			Risk-free interest rate	1.80% - 1.99% (1.87%)
			Annualized volatility	32.21% - 111.44% (46.75%)

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

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,012	$4,012	$—	$—	$4,012
Notes receivable, net	504	—	—	512	512
Warrants, fair value	393	—	—	393	393
Financial liabilities:
Non-recourse debt	2,602	—	—	2,728	2,728

	Fair Value Measurements at December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,410	$6,410	$—	$—	$6,410
Notes receivable, net	1,078	—	—	1,086	1,086
Warrants, fair value	731	—	—	731	731
Financial liabilities:
Non-recourse debt	3,508	—	—	3,516	3,516

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

Results of Operations

The three months ended September 30, 2020 versus the three months ended September 30, 2019

The Company had net losses of $77 thousand and $214 thousand for the three months ended September 30, 2020 and 2019, respectively. The current third quarter results reflect an increase in total operating revenues, and decreases in total operating expenses and in other loss when compared to the prior year period.

Total operating revenues were $584 thousand and $552 thousand for the three months ended September 30, 2020 and 2019, respectively. The $32 thousand, or 6%, period over period increase in revenues was primarily due to an increase in operating lease revenues offset by a decline in notes receivable interest income.

The increase in operating lease revenues totaled $79 thousand and was primarily due to incremental revenues from new assets acquired since September 30, 2019. Notes receivable interest income decreased by $47 thousand mainly due to the scheduled run-off of the portfolio.

Total operating expenses were $662 thousand and $762 thousand for the three months ended September 30, 2020 and 2019, respectively. The $100 thousand, or 13%, period over period increase in expenses was primarily due to decreases in amortization of IDC, professional fees, other expense, interest expense and acquisition expense. These reductions in expenses were partially offset by an increase in depreciation expense.

Amortization of IDC decreased by $41 thousand largely due to a $30 thousand adjustment recorded in the prior year quarter to reflect appropriate amounts of year-to-date 2019 amortized IDC costs. Professional fees decreased by $36 thousand primarily due to lower audit-related billings; and, other expense declined by $30 thousand mainly due to a reduction in business development costs. In addition, interest expense decreased by $14 thousand due to the scheduled run-off of the Fund’s borrowings under non-recourse debt; and acquisition expense declined by $10 thousand due to a $643 thousand quarter over quarter decrease in lease asset purchases. As a partial offset, depreciation expense increased by $43 thousand due to $29 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions, and the impact of new lease asset acquisitions since September 30, 2019.

During the current year quarter, the Company also recorded other income totaling $1 thousand related to the fair valuation of its warrants. This compares to other loss of $4 thousand recorded on such assets during the prior year period. Such favorable change in the fair value of the warrants is attributable to changes to the underlying prices of certain securities.

The nine months ended September 30, 2020 versus the nine months ended September 30, 2019

The Company had a net loss of $601 thousand and net income of $40 thousand for the nine months ended September 30, 2020 and 2019, respectively. The year-to-date results for 2020 reflect decreases in total operating lease revenues and operating expenses, and an increase in other loss when compared to the prior year period.

Total operating revenues were $1.7 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively. The $100 thousand, or 6%, period over period decline in revenues was primarily due to decreases in notes receivable interest income and gain recognized on the early termination of notes receivable, partially offset by an increase in operating lease revenues.

The decrease in notes receivable interest income totaled $175 thousand and was primarily due to the scheduled run-off of the portfolio, coupled with an early termination of a note during the prior year period. The early termination of a note during the prior year period resulted in a gain of $116 thousand. There were no such gains recognized on the early termination of notes during the current year period. As a partial offset, operating lease revenues increased by $191 thousand as a result of revenues derived from new assets acquired since September 30, 2019.

Total operating expenses were $1.9 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively. The $86 thousand, or 4%, period over period decline in expenses was largely a result of lower bank charges, other expense, professional fees, and interest expense. These decreases in expenses were partially offset by an increase in depreciation expense.

Bank charges declined by $61 thousand resulting from lower allocated costs related to the Credit Facility. Other expense decreased by $35 thousand largely due to lower business development costs; and professional fees decreased by $33 thousand primarily due to lower audit-related billings. In addition, interest expense decreased by $26 thousand due to the scheduled run-off of the Fund’s borrowings under non-recourse debt. As a partial offset, depreciation expense increased by $114 thousand due to new lease acquisitions since September 30, 2019. Current period depreciation expense also included $29 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions.

During the first nine months of 2020, the Company recorded other loss totaling $338 thousand related to the fair valuation of its warrants. This compares to other income of $289 thousand recorded on such assets during the prior year period. Such unfavorable change in the fair value of the warrants is attributable to changes to the underlying prices of certain securities.

Capital Resources and Liquidity

At September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $4.0 million and $6.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in) provided by:
Operating activities	$854	$660
Investing activities	(807)	642
Financing activities	(2,445)	(1,237)
Net (decrease) increase in cash and cash equivalents	$(2,398)	$65

During the respective nine months ended September 30, 2020 and 2019, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable, and proceeds from the early termination of certain notes receivable. Principal payments received on the notes receivable totaled $560 thousand and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively; and, proceeds from the early termination of notes receivable totaled $54 thousand and $837 thousand for the same respective periods. In addition, during the prior year period, the Company had $1.2 million of new borrowings under non-recourse debt. There were no such borrowings during the first nine months of 2020.

During the respective nine months ended September 30, 2020 and 2019, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to repay borrowings under non-recourse debt. Distributions paid totaled $1.5 million for each of the nine months ended September 30, 2020 and 2019; and, repayments of borrowings under non-recourse debt totaled $906 thousand and $895 thousand for the respective nine months ended September 30, 2020 and 2019.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2020, and paid through September 30, 2020. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2020 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		—		2,052		0.80	2,565,749
Dec 2019 - Aug 2020	Jan 2020 - Sept 2020	1,539		—		1,539		0.60	2,565,749
		$7,666		$—		$7,666		$3.62
Source of distributions
Lease and loan payments and sales proceeds received		$7,666	100.00%	$—	0.00%	$7,666	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, from December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, and December 1, 2019 – August 31, 2020, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2020, there was a commitment to purchase lease assets totaling $2.1 millon. This amount represents contract awards which may be canceled by the prospective investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: January 5, 2016; File Number: 333-203841
(2)	Offering commenced: January 5, 2016
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2020 (Dollars in thousands):

				Aggregate price
	Amount	Aggregate price of offering		of offering
Title of Security	Registered	amount registered	Units sold	amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,565,749	$25,699

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

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

(9)    The amount of the net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments
	to directors, officers,
	Managing Members of the
	issuer or their associates, to
	persons owning ten percent
	or more of any class of	Direct or
	equity securities of the	indirect
	issuer; and to affiliates of	payments to
	the issuer	others	Total
Purchase and installation of machinery and equipment	$321	$15,393	$15,714
Investment in notes receivable	20	6,176	6,196
Distributions paid and accrued	1	7,894	7,895
Other expenses	—	5,038	5,038
	$342	$34,501	$34,843

(10) Net offering proceeds to the issuer after the total investments and distributions in item 9 (in thousands):			$(13,015)

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

Date: November 16, 2020

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