Form 10-K
period 2020-12-31
ATEL 17, LLC
filed 2021-03-30
CIK 1640982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No 

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ◻ No 

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ◻ No 

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2021 was 2,565,749.

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering terminated on January 5, 2019.

As of December 31, 2020, cumulative gross contributions less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2020, the Company has purchased equipment with a total acquisition price of $16.2 million. The Company has also funded investments in notes receivable totaling $6.2 million through December 31, 2020.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the U.S., has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2020 and the industries to which the assets have been leased (dollars in thousands):

	Purchase Price
	Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Transportation, rail	$3,679	22.72%
Mining	2,749	16.97%
Construction	2,891	17.85%
Paper processing	1,058	6.53%
Marine vessels	1,041	6.43%
Containers	860	5.31%
Agriculture	742	4.58%
Materials handling	960	5.93%
Aviation	2,118	13.08%
Transportation, other	97	0.60%
	$16,195	100.00%

	Purchase Price
	Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Transportation, rail	$3,679	22.71%
Construction	1,728	10.67%
Agriculture	1,345	8.31%
Paper and allied products	1,058	6.53%
Utilities	1,041	6.43%
Refuse systems	860	5.31%
Chemical	2,500	15.44%
Transportation, air	2,118	13.08%
Industrial machinery	1,569	9.69%
Transportation services, other	297	1.83%
	$16,195	100.00%

From inception to December 31, 2020, the Company had disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Costs
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$22	$19	$9
	$22	$19	$9

For further information regarding the Company’s equipment lease portfolio as of December 31, 2020, see Note 5, Equipment under operating leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2020 and the industries to which the assets have been financed (dollars in thousands):

	Amount Financed
	Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Research	$1,599	25.89%
Manufacturing	871	14.10%
Agriculture	706	11.43%
Miscellaneous	3,000	48.58%
	$6,176	100.00%

	Amount Financed
	Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Business services	$1,500	24.29%
Electrical	1,125	18.22%
Health services	1,000	16.19%
Computer engines	871	14.10%
Agriculture	706	11.43%
Manufacturing	500	8.10%
Research & development	474	7.67%
	$6,176	100.00%

From inception to December 31, 2020, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed	Early
	Excluding	Termination of	Total
Asset Types	Acquisition Fees	Notes Proceeds	Payments Received
Miscellaneous	$3,000	$359	$3,048
Research	1,599	854	1,057
	$4,599	$1,213	$4,105

For further information regarding the Company’s notes receivable portfolio as of December 31, 2020, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2020, a total of 411 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2020.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.

B.	Equipment under operating leases (net of fees and expenses): The estimated values for equipment under operating leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:

●	management fees applicable for the Fund (1.25% of the aggregate original equipment cost of Portfolio Assets during offering stage, 1.75% of the aggregate net Portfolio Assets during operating stage and 1.75% of the Book Value of the Fund Assets less total cash reported as of the end of the most recent prior fiscal quarter or year, as the case may be)
●	carried interest applicable for the Fund (0.01% of distributions)
●	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 169.5%, based on ATEL’s historical track record as of December 31, 2020.

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

ATEL 17, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 17, LLC at December 31, 2020 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $7.16. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 17, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 17, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016. Additional distributions have been consistently made through December 31, 2020.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2020, and paid through December 31, 2020. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 17, LLC Prospectus dated January 5, 2016 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2020 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		—		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		—		2,052		0.80	2,565,749

		$8,179		$—		$8,179		$3.82
Source of distributions
Lease and loan payments and sales proceeds received		$8,179	100.00%	$—	0.00%	$8,179	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, from December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, and from December 1, 2019 - November 30, 2020, respectively.

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the Limited Liability Company Units (“Units”) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on January 5, 2019. As of December 31, 2020, 2,565,749 Units were issued and outstanding.

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

Results of Operations

The Company had net income of $597 thousand and $99 thousand for the years ended December 31, 2020 and 2019, respectively. Compared to prior year, the results for 2020 reflected decreases in both total operating revenues and total operating expenses, which were more than offset by an increase in other income.

Total 2020 operating revenues of $2.3 million was substantially unchanged from the prior year. The $83 thousand, or 4%, decrease in total operating revenues resulted from decreases in interest income on notes receivable and gain recognized on the early termination of notes receivable, partially offset by an increase in operating lease income.

The decrease in interest income totaled $216 thousand and was primarily due to the scheduled run-off of the portfolio, combined with an early termination of a note during 2019. Such early termination resulted in a gain of $116 thousand in 2019. There was no early termination of notes receivable during 2020. As a partial offset, operating lease revenues increased by $254 thousand as a result of revenues derived from an approximate $2.2 million of new assets acquired since December 31, 2019.

Operating expenses totaled $2.6 million and $2.7 million for 2020 and 2019, respectively. The $106 thousand, or 4%. decrease in expenses was mainly attributable to decreases in other expense, bank charges, professional fees, interest expense and amortization of initial direct costs (“IDC”). These decreases were partially offset by an increase in depreciation expense.

Other expense declined by $71 thousand mainly due to lower business development costs. Bank charges decreased by $59 thousand as a result of lower allocated costs related to the Credit Facility; and professional fees decreased by $48 thousand primarily due to lower audit-related billings. In addition, interest expense declined by $37 thousand due to the scheduled run-off of the Fund’s borrowings under non-recourse debt; and amortization of IDC was reduced by $17 thousand due to the continued decline in unamortized IDC. As a partial offset, depreciation expense increased by $136 thousand due to the new lease equipment acquired since December 31, 2019.

During the years ended December 31, 2020 and 2019, the Company recorded other income of $904 thousand and $429 thousand, respectively. Such income reflects unrealized gains/losses on the Company’s investment securities and warrants portfolio. During 2020, the Company recorded unrealized gains of $1.3 million on the fair valuation of its investments securities resulting from a favorable change in the stock value of securities converted from warrants, following a borrower’s completion of an initial public offering in December 2020. Also, for 2020, the Company recorded $410 thousand of unrealized losses on fair valuation of its warrants as compared to $429 thousand of unrealized gains recorded for 2019. Such unfavorable change in the fair value of the Company’s warrants is attributable to changes to the underlying prices of certain securities.

Capital Resources and Liquidity

At December 31, 2020 and 2019, the Company’s cash and cash equivalents totaled $2.9 million and $6.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2020	2019
Net cash provided by (used in):
Operating activities	$1,187	$926
Investing activities	(1,503)	1,076
Financing activities	(3,221)	(2,076)
Net decrease in cash and cash equivalents	$(3,537)	$(74)

During the years ended December 31, 2020 and 2019, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable, and proceeds from the early termination of certain notes receivable. Principal payments received on the notes receivable totaled $683 thousand and $1.7 million for the years ended December 31, 2020 and 2019, respectively; and proceeds from the early termination of notes receivable totaled $55 thousand and $837 thousand for the same respective years. In addition, during 2019, the Company had $1.2 million of new borrowings under non-recourse debt. There were no such borrowings during 2020.

During the years ended December 31, 2020 and 2019, cash was primarily used to acquire lease assets, pay distributions and to repay borrowings under non-recourse debt. Cash used to acquire lease assets totaled $2.2 million and $1.5 million for 2020 and 2019, respectively; and distributions paid to Other Members totaled $2.1 million for each of the years 2020 and 2019. In addition, cash used to repay non-recourse debt totaled $1.2 million for each of the years 2020 and 2019. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

Distributions

The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been consistently made through December 31, 2020. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2020, there was a commitment to invest in lease assets totaling $355 thousand. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There have not been any cancellations through the date of issuance of these financial statements.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 35.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member

ATEL 17, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 17, LLC (the “Company”), as of December 31, 2020 and 2019, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 29, 2021

We have served as the Company’s auditor since 2015.

ATEL 17, LLC

BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(In Thousands)

	2020	2019
ASSETS
Cash and cash equivalents	$2,873	$6,410
Due from affiliates	12	—
Accounts receivable, net	41	81
Notes receivable, net	390	1,078
Investment in securities	1,448	—
Warrants, fair value	187	731
Equipment under operating leases, net	11,011	10,290
Prepaid expenses and other assets	7	8
Total assets	$15,969	$18,598

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$—	$24
Accrued distributions to Other Members	228	228
Other	74	56
Non-recourse debt	2,339	3,508
Unearned operating lease income	115	114
Total liabilities	2,756	3,930

Members’ capital:
Managing Member	1	1
Other Members	13,212	14,667
Total Members’ capital	13,213	14,668
Total liabilities and Members’ capital	$15,969	$18,598

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

	2020	2019
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$2,121	$1,867
Notes receivable interest income	142	358
Gain on sales of lease assets and early termination of notes receivable	—	116
Other revenue	2	7
Total operating revenues	2,265	2,348

Operating expenses:
Depreciation of operating lease assets	1,472	1,336
Asset management fees to Managing Member	258	269
Acquisition expense	50	47
Cost reimbursements to Managing Member and/or affiliates	327	331
Amortization of initial direct costs	50	67
Interest expense	122	159
Professional fees	148	196
Outside services	76	77
Taxes on income and franchise fees	10	7
Bank charges	28	87
Other	31	102
Total operating expenses	2,572	2,678
Loss from operations	(307)	(330)

Other income:
Unrealized gain on fair value adjustment for securities	1,314	—
Unrealized (loss) gain on fair value adjustment for warrants	(410)	429
Total other income	904	429
Net income	$597	$99

Net income:
Other Members	597	99
	$597	$99

Net income per Limited Liability Company Unit (Other Members)	$0.23	$0.04
Weighted average number of Units outstanding	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	2,565,749	$16,620	$1	$16,621
Distributions to Other Members ($0.80 per Unit)	—	(2,052)	—	(2,052)
Net income	—	99	—	99
Balance December 31, 2019	2,565,749	14,667	1	14,668
Distributions to Other Members ($0.80 per Unit)	—	(2,052)	—	(2,052)
Net income	—	597	—	597
Balance December 31, 2020	2,565,749	$13,212	$1	$13,213

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In Thousands)

	2020	2019
Operating activities:
Net income	$597	$99
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	—	(116)
Accretion of note discount - warrants	(52)	(91)
Depreciation of operating lease assets	1,472	1,336
Amortization of initial direct costs	50	67
Provision for credit losses	20	—
Unrealized gain on fair value adjustment for securities	(1,314)	—
Unrealized loss (gain) on fair value adjustment for warrants	410	(429)
Changes in operating assets and liabilities:
Accounts receivable	20	(21)
Due from Managing Member and affiliates	(12)	44
Prepaid expenses and other assets	1	6
Accounts payable, other	18	6
Accrued liabilities, affiliates	(24)	24
Unearned operating lease income	1	1
Net cash provided by operating activities	1,187	926

Investing activities:
Purchases of equipment under operating leases	(2,220)	(1,512)
Payments of initial direct costs	(21)	(5)
Proceeds from early termination of notes receivable	55	837
Proceeds from sales of equipment under operating leases	—	19
Principal payments received on notes receivable	683	1,737
Net cash (used in) provided by investing activities	(1,503)	1,076

Financing activities:
Borrowings under non-recourse debt	—	1,197
Repayments under non-recourse debt	(1,169)	(1,221)
Distributions to Other Members	(2,052)	(2,052)
Net cash used in financing activities	(3,221)	(2,076)

Net decrease in cash and cash equivalents	(3,537)	(74)
Cash at beginning of year	6,410	6,484
Cash at end of year	$2,873	$6,410

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$124	$156
Cash paid during the year for taxes	$10	$7

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$228	$228
Conversion of warrants to equity securities	$134	$—

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering terminated on January 5, 2019.

As of December 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2020 and 2019, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per data.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with Accounting Standards Codification (“ASC”) 360-10-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2020 and 2019, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $1.4 million of investment securities as of December 31, 2020. This reflects warrants with a fair market value of $134 thousand that were exercised and converted to equity securities following a borrower’s completion of an initial public offering in December 2020. An unrealized gain of $1.3 million was recorded during the year ended December 31, 2020 resulting from such conversion. The Company had no equity securities prior to the fourth quarter of 2020.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $410 thousand and unrealized gains of $429 thousand on fair valuation of its warrants during 2020 and 2019, respectively. The estimated fair value of the Company’s portfolio of warrants was $187 thousand and $731 thousand for the years ended December 31, 2020 and 2019, respectively.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. The related provision for state income taxes was $10 thousand and $7 thousand for the years ended December 31, 2020 and 2019, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2020 and 2019 as follows (in thousands):

	2020	2019
Financial statement basis of net assets	$13,213	$14,668
Tax basis of net assets (unaudited)	9,705	12,174
Difference	$3,508	$2,494

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

The following reconciles the net income reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net income per financial statements	$597	$99
Tax adjustments (unaudited):
Adjustment to depreciation expense	(138)	(1,983)
Provision for losses and doubtful accounts	20	—
Adjustments to revenues	(1,312)	(427)
Other	416	13
Loss per federal tax return (unaudited)	$(417)	$(2,298)

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

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of members Units outstanding during the year.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on CECL, and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal years beginning after December 15, 2022.

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

As of December 31, 2020 and 2019, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage
	of Total Equipment Cost
Industry	2020	2019
Transportation, rail	23%	26%
Construction	19%	21%
Chemical	15%	*
Transportation, air	13%	*

* Less than 10%

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

During 2020 and 2019, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing
		and Lending Revenues
Lessee	Type of Equipment	2020	2019
Union Pacific Railroad Company	Railroad	21%	22%
Aggregate Industries Management, Inc.	Mining	20%	15%
Mosaic Fertilizer, LLC	Material Handling	10%	*
Cargill, Inc.	Agriculture/Construction	*	11%

* Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2020, the original terms of the notes are all 42 months with interest rates ranging from 11.55% to 14.84% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2021 to 2022.

As of December 31, 2020, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2021	$437
2022	8
445
Less: portion representing unearned interest income	(21)
424
Less: warrants - notes receivable discount	(35)
Unamortized initial direct costs	1
Notes receivable, net	$390

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
IDC amortization - notes receivable	$2	$8
IDC amortization - lease assets	48	59
Total	$50	$67

5. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

	Balance		Depreciation/	Balance
	December 31,		Amortization	December 31,
	2019	Additions	Expense	2020
Equipment under operating leases, net	$10,159	$2,220	$(1,472)	$10,907
Initial direct costs, net	131	21	(48)	104
Total	$10,290	$2,241	$(1,520)	$11,011

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Impairment of equipment under operating leases:

As a result of impairment reviews, management determined that no impairment losses existed for the years ended December 31, 2020 and 2019.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.5 million and $1.3 million for the respective years ended December 31, 2020 and 2019. The total for 2020 includes $54 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. IDC amortization expense related to the Company’s operating leases totaled $48 thousand and $59 thousand for the years ended December 31, 2020 and 2019, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2020.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	December 31,
	2019	Additions	or Dispositions	2020
Transportation, rail	$3,657	$—	$—	$3,657
Mining	2,749	—	—	2,749
Construction	1,484	1,408	—	2,892
Aviation	1,306	812	—	2,118
Paper processing	1,058	—	—	1,058
Marine vessel	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	960	—	—	960
Transportation, other	97	—	—	97
	13,954	2,220	—	16,174
Less accumulated depreciation	(3,795)	(1,472)	—	(5,267)
Total	$10,159	$748	$—	$10,907

The average estimated residual value for assets on operating leases was 35% and 37% of the assets’ original cost at December 31, 2020 and 2019, respectively. There were no operating leases in non-accrual status at both December 31, 2020 and 2019.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

At December 31, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2021	$1,668
2022	1,449
2023	1,395
2024	1,028
2025	528
Thereafter	608
$6,676

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Containers	15 - 20
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable	Valuation
	Allowance for Doubtful	Adjustments on
	Accounts	Financing Receivables
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2019	$—	$—	$—
Provision of credit losses	20	—	20
Balance December 31, 2020	$20	$—	$20

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

At December 31, 2020 and 2019, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount) (in thousands):

	Notes Receivable
	2020	2019
Pass	$424	$1,164
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$424	$1,164

At December 31, 2020 and December 31, 2019, investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$424	$424	$—

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$1,164	$1,164	$—

The Company had no financing receivables on non-accrual or impaired status at December 31, 2020 and 2019.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2020 and 2019 as follows (in thousands):

	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$327	$331
Asset management fees to Managing Member	258	269
Acquisition and initial direct costs paid to Managing Member	71	52
	$656	$652

8. Non-recourse debt:

At December 31, 2020, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.74% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2020, gross operating lease rentals totaled approximately $2.6 million over the remaining lease terms and the carrying value of the pledged assets was $5.5 million. The notes mature from 2021 through 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2021	$706	$85	$791
2022	518	61	579
2023	522	39	561
2024	288	20	308
2025	73	13	86
Thereafter	232	17	249
	$2,339	$235	$2,574

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

9. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital, as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions, well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. No syndication costs were incurred for the years ended December 31, 2020 and 2019.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2020, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

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

As of December 31, 2020 and 2019, borrowings under the Credit Facility were as follows (in thousands):

	2020	2019
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(5,879)	(850)
Total remaining available under the working capital, acquisition and warehouse facilities	$49,121	$54,150

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2020, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2020, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $13.2 million, 0.18 to 1, and 14.01 to 1, respectively, as of December 31, 2020. As such, as of December 31, 2020, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR plus 2.25% or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2020 and 2019.

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

As of December 31, 2020, the investment program participants were the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

11. Commitments:

At December 31, 2020, there was a commitment to invest in lease assets totaling $355 thousand. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There have not been any cancellations through the date of issuance of these financial statements.

12. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

13. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both December 31, 2020 and 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	2020	2019
Distributions	$2,052	$2,052
Weighted average number of Units outstanding	2,565,749	2,565,749
Weighted average distributions per Unit	$0.80	$0.80

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

At December 31, 2020 and 2019, the Company’s warrants were measured at fair value on a recurring basis. In addition, the Company’s investment securities were also measured at fair value on a recurring basis at December 31, 2020. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2020 and 2019, the calculated fair value of the Fund’s warrant portfolio approximated $187 thousand and $731 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2020	2019
Fair value of warrants at beginning of year	$731	$302
Warrants converted to securities	(134)	—
Unrealized gain (loss) on fair valuation of warrants	(410)	429
Fair value of warrants at end of year	$187	$731

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of December 31, 2020, the fair value of such investment securities totaled $1.4 million.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

The fair value of investment securities that were accounted for on a recurring basis as of the December 31, 2020 classified as Level 1 are as follows (in thousands):

	2020	2019
Fair value of securities at the beginning of year	$—	$—
Warrants converted to securities	134	—
Unrealized gain on fair value adjustment for securities	1,314	—
Fair value of investment securities at the end of year	$1,448	$—

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2020 and 2019:

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	6.91 - 10.94 (7.06)
			Risk-free interest rate	0.65% - 1.58% (0.67%)
			Annualized volatility	40.36% - 115.04% (55.70%)

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.24 - $16.07 ($0.23)
			Exercise price	$0.02 - $9.00 ($0.08)
			Time to maturity (in years)	6.63 - 11.95 (8.05)
			Risk-free interest rate	1.80% - 1.99% (1.87%)
			Annualized volatility	32.21% - 111.44% (46.75%)

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

NOTES TO THE FINANCIAL STATEMENTS

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,873	$2,873	$—	$—	$2,873
Notes receivable, net	390	—	—	396	396
Investment in securities	1,448	1,448	—	—	1,448
Warrants, fair value	187	—	—	187	187
Financial liabilities:
Non-recourse debt	2,339	—	—	2,438	2,438

	Fair Value Measurements at December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,410	$6,410	$—	$—	$6,410
Notes receivable, net	1,078	—	—	1,086	1,086
Warrants, fair value	731	—	—	731	731
Financial liabilities:
Non-recourse debt	3,508	—	—	3,516	3,516

15.  Global health emergency:

On January 30, 2020, the World Health Organization declared the novel coronavirus outbreak a global health emergency. The Fund’s operations are located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continue to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2020. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2020.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 70, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 67, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 62, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2020.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2020 and 2019 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2020, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2020 and 2019, the Company incurred audit fees with its principal auditors totaling $99 thousand and $149 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm		13
3	Balance Sheets at December 31, 2020 and 2019		14
4	Statements of Income for the years ended December 31, 2020 and 2019		15
	Statements of Changes in Members’ Capital for the years ended December 31, 2020 and 2019		16
	Statements of Cash Flows for the years ended December 31, 2020 and 2019		17
	Notes to Financial Statements		18

2.	Financial Statement Schedules

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

Date: March 29, 2021

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Paritosh K. Choksi

/s/ Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.