Form 10-Q
period 2021-03-31
ATEL 17, LLC
filed 2021-05-17
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2021

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ◻ No ⌧

The number of Limited Liability Company Units outstanding as of April 30, 2021 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

(In Thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,664	$2,873
Due from affiliates	—	12
Accounts receivable, net	50	41
Notes receivable, net	272	390
Investment in securities	1,338	1,448
Warrants, fair value	159	187
Equipment under operating leases, net	10,625	11,011
Prepaid expenses and other assets	4	7
Total assets	$15,112	$15,969

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$72	$—
Accrued distributions to Other Members	228	228
Other	70	74
Non-recourse debt	2,089	2,339
Unearned operating lease income	96	115
Total liabilities	2,555	2,756

Members’ capital:
Managing Member	1	1
Other Members	12,556	13,212
Total Members’ capital	12,557	13,213
Total liabilities and Members’ capital	$15,112	$15,969

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$562	$495
Notes receivable interest income	21	47
Total operating revenues	583	542

Operating expenses:
Depreciation of operating lease assets	377	369
Asset management fees to Managing Member	66	65
Cost reimbursements to Managing Member and/or affiliates	90	86
Amortization of initial direct costs	9	20
Interest expense	24	35
Professional fees	74	39
Outside services	8	8
Taxes on income and franchise fees	1	2
Bank charges	8	6
Other	10	8
Total operating expenses	667	638
Loss from operations	(84)	(96)

Other loss:
Gain on sale of securities	11	—
Unrealized loss on fair value adjustment for securities	(42)	—
Unrealized loss on fair value adjustment for warrants	(28)	(29)
Total other loss	(59)	(29)
Net loss	$(143)	$(125)

Net loss:
Managing Member	—	—
Other Members	$(143)	$(125)
	$(143)	$(125)

Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.05)
Weighted average number of Units outstanding	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	2,565,749	$13,212	$1	$13,213
Distributions to Other Members ($0.20 per Unit)	—	(513)	—	(513)
Net loss	—	(143)	—	(143)
Balance March 31, 2021	2,565,749	$12,556	$1	$12,557

	Three Months Ended March 31, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	2,565,749	$14,667	$1	$14,668
Distributions to Other Members ($0.20 per Unit)	—	(513)	—	(513)
Net loss	—	(125)	—	(125)
Balance March 31, 2020	2,565,749	$14,029	$1	$14,030

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net loss	$(143)	$(125)
Adjustment to reconcile net loss to net cash provided by operating activities:
Accretion of note discount - warrants	(10)	(15)
Depreciation of operating lease assets	377	369
Amortization of initial direct costs	9	20
Provision for credit losses	—	10
Gain on sale of securities	(11)	—
Unrealized loss on fair value adjustment for securities	42	—
Unrealized loss on fair value adjustment for warrants	28	29
Changes in operating assets and liabilities:
Accounts receivable	(9)	27
Due from affiliates	12	—
Prepaid expenses and other assets	3	(5)
Accounts payable, other	(4)	7
Accrued liabilities, affiliates	72	13
Unearned operating lease income	(19)	(37)
Net cash provided by operating activities	347	293

Investing activities:
Proceeds from sale of securities	79	—
Principal payments received on notes receivable and/or early termination of notes receivable	128	289
Net cash provided by investing activities	207	289

Financing activities:
Repayments under non-recourse debt	(250)	(328)
Distributions to Other Members	(513)	(513)
Net cash used in financing activities	(763)	(841)

Net decrease in cash and cash equivalents	(209)	(259)
Cash at beginning of period	2,873	6,410
Cash at end of period	$2,664	$6,151

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$24	$35
Cash paid during the period for taxes	$—	$1

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$228

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

As of March 31, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues for the three months ended March 31, 2021 and 2020, and long-lived assets as of March 31, 2021 and December 31, 2020 relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $1.3 million and $1.4 million of purchased securities at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company recorded $42 thousand of unrealized losses on investment securities with readily determinable fair values. Also during the current quarter, the Company sold investment securities with a value approximating $79 thousand and realized a gain of $11 thousand on the sale. The Company had no equity securities prior to the fourth quarter of 2020 and held no securities that do not have readily determinable fair values at March 31, 2021 and December 31, 2020.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $159 thousand and $187 thousand at March 31, 2021 and December 31, 2020, respectively. The Company recorded unrealized losses of $28 thousand and $29 thousand on fair valuation of its warrants for the three months ended March 31, 2021 and 2020, respectively.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Provisions for credit losses relating to operating leases are included in lease income in the Company’s financial statements.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2021, the original terms of the notes are 42 months with interest rates ranging from 11.55% to 14.84% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2021 to 2022.

As of March 31, 2021, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2021	$298
Year ending December 31, 2022	9
307
Less: portion representing unearned interest income	(10)
297
Less: warrants - notes receivable discount	(25)
Notes receivable, net	$272

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating leases for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
IDC amortization - notes receivable	$—	$1
IDC amortization - lease assets	9	19
Total	$9	$20

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

	Balance		Depreciation/	Balance
	December 31,		Amortization	March 31,
	2020	Additions	Expense	2021
Equipment under operating leases, net	$10,907	$—	$(377)	$10,530
Initial direct costs, net	104	—	(9)	95
Total	$11,011	$—	$(386)	$10,625

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $377 thousand and $369 thousand for the respective three months ended March 31, 2021 and 2020.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The three-month period ended March 31, 2021 includes $31 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three months ended March 31, 2020.

IDC amortization expense related to the Company’s operating leases totaled $9 thousand and $20 thousand for the three months ended March 31, 2021 and 2020, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2020.

Impairment of equipment under operating leases:

As a result of impairment reviews, management determined that no impairment losses existed for the three months ended March 31, 2021 and 2020.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2020	Additions	or Dispositions	2021
Transportation, rail	$3,657	$—	$—	$3,657
Mining	2,749	—	—	2,749
Construction	2,892	—	—	2,892
Aviation	2,118	—	—	2,118
Paper processing	1,058	—	—	1,058
Marine vessel	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	960	—	—	960
Transportation, other	97	—	—	97
	16,174	—	—	16,174
Less accumulated depreciation	(5,267)	(377)	—	(5,644)
Total	$10,907	$(377)	$—	$10,530

The average estimated residual value for assets on operating leases was 35% of the assets’ original cost for March 31, 2021 and December 31, 2020. There were no operating leases in non-accrual status at both March 31, 2021 and December 31, 2020.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2021	$1,172
Year ending December 31, 2022	1,449
2023	1,395
2024	1,028
2025	528
Thereafter	608
$6,180

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Containers	15 - 20
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable	Valuation
	Allowance for Doubtful	Adjustments on
	Accounts	Financing Receivables
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2020	$20	$—	$20
Provision of credit losses	—	—	—
Balance March 31, 2021	$20	$—	$20

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

(Unaudited)

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

At March 31, 2021 and December 31, 2020, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount) (in thousands):

	Notes Receivable
	March 31, 2021	December 31, 2020
Pass	$307	$424
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$307	$424

At March 31, 2021 and December 31, 2020, investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
March 31, 2021	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$307	$307	$—

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$424	$424	$—

The Company had no financing receivables on non-accrual or impaired status at March 31, 2021 and December 31, 2020.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2021 and 2020 as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$90	$86
Asset management fees to Managing Member	66	65
	$156	$151

7. Non-recourse debt:

At March 31, 2021, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.74% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2021, gross operating lease rentals totaled approximately $2.3 million over the remaining lease terms and the carrying value of the pledged assets was $5.3 million. The notes mature from 2021 through 2028.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2021	$456	$61	$517
Year ending December 31, 2022	518	61	579
2023	522	39	561
2024	288	20	308
2025	73	13	86
Thereafter	232	17	249
	$2,089	$211	$2,300

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

As of March 31, 2021 and December 31, 2020, borrowings under the Credit Facility were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(775)	(5,879)
Total remaining available under the working capital, acquisition and warehouse facilities	$54,225	$49,121

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2021, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2021, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratial was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $12.6 million, 0.17 to 1, and 6.7 to 1, respectively, as of March 31, 2021. As such, as of March 31, 2021, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR plus 2.25% or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, the investment program participants were the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments:

At March 31, 2021, there was a commitment to purchase lease assets totaling $355 thousand. This amount represents contract awards which may be canceled by the prospective investee or may not be accepted by the Company.

10. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both March 31, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Distributions to the Other Members for the three months ended March 31, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2021	2020
Distributions	$513	$513
Weighted average number of Units outstanding	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2021 and December 31, 2020, only the Company’s warrants were measured on a recurring basis.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrant portfolio approximated $159 thousand and $187 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fair value of warrants at beginning of period	$187	$731
Unrealized loss on fair valuation of warrants	(28)	(29)
Fair value of warrants at end of period	$159	$702

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $1.3 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively. There were no investment securities with readily determinable values held at March 31, 2020.

The fair value of investment securities that were accounted for on a recurring basis for the three months ended March 31, 2021 and 2020 and classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fair value of securities at the beginning of period	$1,448	$—
Securities sold	(68)	—
Unrealized loss on fair value adjustment for securities	(42)	—
Fair value of investment securities at the end of period	$1,338	$—

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2021 and December 31, 2020:

March 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.08)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	6.66 - 10.70 (6.81)
			Risk-free interest rate	1.40% - 1.80% (1.42%)
			Annualized volatility	40.69% - 115.04% (56.26%)

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	6.91 - 10.94 (7.06)
			Risk-free interest rate	0.65% - 1.58% (0.67%)
			Annualized volatility	40.36% - 115.04% (55.70%)

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,664	$2,664	$—	$—	$2,664
Notes receivable, net	272	—	—	275	275
Investment in securities	1,338	1,338	—	—	1,338
Warrants, fair value	159	—	—	159	159
Financial liabilities:
Non-recourse debt	2,089	—	—	2,155	2,155

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,873	$2,873	$—	$—	$2,873
Notes receivable, net	390	—	—	396	396
Investment in securities	1,448	1,448	—	—	1,448
Warrants, fair value	187	—	—	187	187
Financial liabilities:
Non-recourse debt	2,339	—	—	2,438	2,438

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

Results of Operations

The three months ended March 31, 2021 versus the three months ended March 31, 2020

The Company had net losses of $143 thousand and $125 thousand for the three months ended March 31, 2021 and 2020, respectively. The results for the first quarter of 2021 reflect increases in both operating revenues and operating expenses when compared to the prior year period.

Total operating revenues were $583 thousand and $542 thousand for the three months ended March 31, 2021 and 2020, respectively. The $41 thousand, or 8%, increase in revenues was primarily due to an increase in operating lease revenues offset by a decline in notes receivable interest income.

The $67 thousand increase in operating lease revenues was primarily due to incremental revenues from lease assets acquired since March 31, 2020. Notes receivable interest income decreased by $26 thousand primarily due to the scheduled run-off of the portfolio.

Total operating expenses were $667 thousand and $638 thousand for the three months ended March 31, 2021 and 2020, respectively. The $29 thousand, or 5%, increase in expenses was primarily due to increases in professional fees and depreciation offset, in part, by decreases in amortization of IDC and interest expense.

Professional fees increased by $35 thousand primarily due to the timing of audit and tax related billings. Depreciation increased by $8 thousand due to incremental depreciation on equipment acquired since March 31, 2020, and on leases on month-to-month extensions partially offset by an increase in assets which have been fully depreciated. Amortization of IDC decreased by $11 thousand largely due to current year run-off and dispositions of lease assets; and interest expense decreased by $11 thousand due to the maturities of certain notes.

The Company also recorded other losses totaling $59 thousand and $29 thousand for the quarters ended March 31, 2021 and 2020, respectively. Such other losses reflects unrealized gains/losses on the Company’s investment securities and warrants portfolio. The Company recorded unrealized losses on fair valuation of its warrants of $28 thousand and $29 thousand for the respective quarters ended March 31, 2021 and 2020. In addition, during the current quarter, the Company realized an $11 thousand gain on the sale of securities and a $42 thousand unrealized loss on fair valuation of securities. There was no fair valuation adjustment on the Company’s securities during the prior year quarter. Likewise, there were no sales or valuation of securities during the quarter ending March 31, 2020.

Capital Resources and Liquidity

At March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents totaled $2.7 million and $2.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$347	$293
Investing activities	207	289
Financing activities	(763)	(841)
Net decrease in cash and cash equivalents	$(209)	$(259)

During the respective three months ended March 31, 2021 and 2020, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts, principal payments on its investments in notes receivable and proceeds from sales of lease assets and/or early termination of certain notes receivable. Principal payments received on the notes receivable totaled $128 thousand for the three months ended March 31, 2021; and, proceeds from sales of assets and/or early termination of notes receivable totaled $289 thousand during the first three months of 2020. There were no early termination of notes during the first three months of 2021. The Company received $79 thousand of proceeds from the sale of securities during the three months ended March 31, 2021. There were no such sales during the prior year period.

During the respective three months ended March 31, 2021 and 2020, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to repay borrowings under non-recourse debt. Distributions paid totaled $513 thousand for each three-month periods ended March 31, 2021 and 2020; and, repayments of borrowings under non-recourse debt totaled $250 thousand and $328 thousand for the respective three months ended March 31, 2021 and 2020.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2020, and paid through March 31, 2021. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2021 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		—		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		—		2,052		0.80	2,565,749
Dec 2020 - Feb 2021	Jan 2021 - Mar 2021	513		—		513		0.20	2,565,749

		$8,692		$—		$8,692		$4.02
Source of distributions
Lease and loan payments and sales proceeds received		$8,692	100.00%	$—	0.00%	$8,692	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2020, and December 1, 2020 - February 28, 2021, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2021, there was a commitment to purchase lease assets totaling $355 thousand. This amount represents contract awards which may be canceled by the prospective investee or may not be accepted by the Company.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the Company’s significant accounting policies since December 31, 2020.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Defaults Upon Senior Securities.

None.

Item 3. Mine Safety Disclosures.

Not Applicable.

Item 4. Other Information.

None.

Item 5. Exhibits.

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

Date: May 14, 2021

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