Form 10-Q
period 2021-06-30
ATEL 17, LLC
filed 2021-08-16
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2021

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 mont hs (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of July 31, 2021 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(In Thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,028	$2,873
Due from Managing Member and affiliates	575	12
Accounts receivable, net	48	41
Notes receivable, net	150	390
Investment in securities	898	1,448
Warrants, fair value	157	187
Equipment under operating leases, net	10,595	11,011
Prepaid expenses and other assets	4	7
Total assets	$14,455	$15,969

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Accrued distributions to Other Members	228	228
Other	73	74
Non-recourse debt	1,906	2,339
Unearned operating lease income	95	115
Total liabilities	2,302	2,756

Members’ capital:
Managing Member	1	1
Other Members	12,152	13,212
Total Members’ capital	12,153	13,213
Total liabilities and Members’ capital	$14,455	$15,969

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$545	$508	$1,107	$1,003
Notes receivable interest income	17	37	38	84
Other revenue	1	1	1	1
Total operating revenues	563	546	1,146	1,088

Operating expenses:
Depreciation of operating lease assets	379	337	756	706
Asset management fees to Managing Member	65	64	131	129
Acquisition expense	14	20	14	20
Cost reimbursements to Managing Member and/or affiliates	92	82	182	168
Amortization of initial direct costs	6	9	15	29
Interest expense	21	32	45	67
Professional fees	27	57	101	96
Outside services	11	14	19	22
Taxes on income and franchise fees	1	3	2	5
Bank charges	8	7	16	13
Other	6	10	16	18
Total operating expenses	630	635	1,297	1,273
Net loss	(67)	(89)	(151)	(185)

Other income (loss):
Gain on sale of securities	67	-	78	-
Unrealized gain on fair value adjustment for securities	111	-	69	-
Unrealized loss on fair value adjustment for warrants	(2)	(310)	(30)	(339)
Total other income (loss)	176	(310)	117	(339)
Net income (loss)	$109	$(399)	$(34)	$(524)

Net income (loss):
Managing Member	-	-	-	-
Other Members	$109	$(399)	$(34)	$(524)
	$109	$(399)	$(34)	$(524)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.04	$(0.16)	$(0.01)	$(0.20)
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2021	2,565,749	$12,556	$1	$12,557
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net income	-	109	-	109
Balance June 30, 2021	2,565,749	$12,152	$1	$12,153

	Six Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	2,565,749	$13,212	$1	$13,213
Distributions to Other Members ($0.40 per Unit)	-	(1,026)	-	(1,026)
Net loss	-	(34)	-	(34)
Balance June 30, 2021	2,565,749	$12,152	$1	$12,153

	Three Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2020	2,565,749	$14,029	$1	$14,030
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(399)	-	(399)
Balance June 30, 2020	2,565,749	$13,117	$1	$13,118

	Six Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	2,565,749	$14,667	$1	$14,668
Distributions to Other Members ($0.40 per Unit)	-	(1,026)	-	(1,026)
Net loss	-	(524)	-	(524)
Balance June 30, 2020	2,565,749	$13,117	$1	$13,118

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net loss	$(34)	$(524)
Adjustment to reconcile net loss to net cash provided by operating activities:
Accretion of note discount - warrants	(20)	(29)
Depreciation of operating lease assets	756	706
Amortization of initial direct costs	15	29
Provision for credit losses	-	10
Gain on sale of securities	(78)	-
Unrealized gain on fair value adjustment for securities	(69)	-
Unrealized loss on fair value adjustment for warrants	30	339
Changes in operating assets and liabilities:
Accounts receivable	(7)	39
Due from Managing Member and affiliates	55	-
Prepaid expenses and other assets	3	(2)
Accounts payable, other	(1)	8
Accrued liabilities, affiliates	-	40
Unearned operating lease income	(20)	(17)
Net cash provided by operating activities	630	599

Investing activities:
Purchases of equipment under operating leases	(355)	(548)
Proceeds from sale of securities	79	-
Proceeds from early termination of notes receivable	-	55
Principal payments received on notes receivable and/or early termination of notes receivable	260	441
Net cash used in investing activities	(16)	(52)

Financing activities:
Repayments under non-recourse debt	(433)	(621)
Distributions to Other Members	(1,026)	(1,026)
Net cash used in financing activities	(1,459)	(1,647)

Net decrease in cash and cash equivalents	(845)	(1,100)
Cash at beginning of period	2,873	6,410
Cash at end of period	$2,028	$5,310

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$46	$68
Cash paid during the period for taxes	$-	$5

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$228

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

As of June 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues for the six months ended June 30, 2021 and 2020, and long-lived assets as of June 30, 2021 and December 31, 2020 relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $898 thousand and $1.4 million of purchased securities at June 30, 2021 and December 31, 2020, respectively. During the three months ended June 30, 2021, the Company recorded $111 thousand of unrealized gain on investment securities with readily determinable fair values. An unrealized gain of $69 thousand was recorded during the six months ended June 30, 2021. Prior to December 2020, the Company only held securities that do not have readily determinable fair values. Cumulatively, there has been no fair value adjustments recorded on such securities. During the three months ended June 30, 2021, the Company sold investment securities with a value of approximately $618 thousand and realized a gain of $67 thousand on the sale. Securities with an approximate value of $686 thousand were sold during the six months ended June 30, 2021 that resulted in a realized gain of $78 thousand. There were no sales or dispositions of securities during the three and six months ended June 30, 2020.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $157 thousand and $187 thousand at June 30, 2021 and December 31, 2020, respectively. The Company recorded unrealized losses of $2 thousand and $310 thousand on fair valuation of its warrants for the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded unrealized losses of $30 thousand and $339 thousand, respectively. The Company realized no gains or losses from the net exercise of warrants during the three and six months ended June 30, 2021 and 2020.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

(Unaudited)

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of June 30, 2021, the original terms of the notes are 42 months with interest rates ranging from 11.55% to 14.84% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2021 to 2022.

As of June 30, 2021, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2021	$160
Year ending December 31, 2022	9
169
Less: portion representing unearned interest income	(3)
166
Less: warrants - notes receivable discount	(16)
Notes receivable, net	$150

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating leases for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
IDC amortization - notes receivable	$—	$—	$—	$1
IDC amortization - lease assets	6	9	15	28
Total	$6	$9	$15	$29

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

		Additions/
	Balance	Dispositions/	Depreciation/	Balance
	December 31,	Reclassifications and	Amortization	June 30,
	2020	Impairment Losses	Expense	2021
Equipment under operating leases, net	$10,907	$355	$(756)	$10,506
Initial direct costs, net	104	—	(15)	89
Total	$11,011	$355	$(771)	$10,595

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $379 thousand and $337 thousand for the respective three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, depreciation expense totaled $756 thousand and $706 thousand, respectively.

Total depreciation for the respective three and six months ended June 30, 2021 included $35 thousand and $31 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three and six months ended June 30, 2020.

IDC amortization expense related to the Company’s operating leases totaled $6 thousand and $9 thousand for the three months ended June 30, 2021 and 2020, respectively. For the respective six months ended June 30, 2021 and 2020, IDC amortization expense totaled $15 thousand and $29 thousand.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2020.

Impairment of equipment under operating leases:

As a result of impairment reviews, management determined that no impairment losses existed for the six months ended June 30, 2021 and 2020.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	June 30,
	2020	Additions	or Dispositions	2021
Transportation, rail	$3,657	$—	$—	$3,657
Mining	2,749	—	—	2,749
Construction	2,892	—	—	2,892
Aviation	2,118	—	—	2,118
Paper processing	1,058	—	—	1,058
Marine vessel	1,041	—	—	1,041
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	960	355	—	1,315
Transportation, other	97	—	—	97
	16,174	355	—	16,529
Less accumulated depreciation	(5,267)	(756)	—	(6,023)
Total	$10,907	$(401)	$—	$10,506

The average estimated residual value for assets on operating leases was 33% and 35% of the assets’ original cost at June 30, 2021 and December 31, 2020, respectively. There were no operating leases in non-accrual status at June 30, 2021 and December 31, 2020.

At June 30, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2021	$806
Year ending December 31, 2022	1,555
2023	1,500
2024	1,054
2025	528
Thereafter	608
$6,051

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Containers	15 - 20
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable	Valuation
	Allowance for Doubtful	Adjustments on
	Accounts	Financing Receivables
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2020	$20	$—	$20
Provision of credit losses	—	—	—
Balance June 30, 2021	$20	$—	$20

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

At June 30, 2021 and December 31, 2020, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount) (in thousands):

	Notes Receivable
	June 30, 2021	December 31, 2020
Pass	$166	$424
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$166	$424

At June 30, 2021 and December 31, 2020, investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
June 30, 2021	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$166	$166	$—

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$424	$424	$—

The Company had no financing receivables on non-accrual or impaired status at June 30, 2021 and December 31, 2020.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$92	$82	$182	$168
Asset management fees to Managing Member	65	64	131	129
Acquisition and initial direct costs paid to Managing Member	14	20	14	20
	$171	$166	$327	$317

7. Non-recourse debt:

At June 30, 2021, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.74% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2021, gross operating lease rentals totaled approximately $3.0 million over the remaining lease terms and the carrying value of the pledged assets was $2.1 million. The notes mature from 2021 through 2028.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2021	$273	$39	$312
Year ending December 31, 2022	518	61	579
2023	522	39	561
2024	288	20	308
2025	73	13	86
Thereafter	232	17	249
	$1,906	$189	$2,095

8. Borrowing facilities:

Effective June 30,2021, the Company entered into an amended and restated revolving credit facility agreement (the “Credit Facility”) which replaced a previous agreement that had an expiration date of June 2021. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated entities as borrowers, with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital sub-facility, an acquisition sub-facility, institutional leasing sub-facility, and a venture line sub-facility. The Company participates in the acquisition sub-facility and the institutional leasing sub-facility, on  a several, but not joint, basis (i.e., the Company is liable only for the amount of the advances extended to the Company under those sub-facilities, and not as to amounts extended to any co-borrower).

The aggregate amount of the Credit Facility is $55 million, with sub-limits for each sub-facility, and currently expires June 30, 2023 (unless extended). The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings extended to the Company under the acquisition sub-facility or the institutional leasing sub-facility, on a several, but not joint, basis. The Credit Facility includes certain financial covenants made by the Company, as is customarily found in credit facilities of similar size and nature.

As of June 30, 2021 and December 31, 2020, borrowings under the Credit Facility were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(7,904)	(5,879)
Total remaining available under the working capital, acquisition and warehouse facilities	$47,096	$49,121

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2021, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2021, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratial was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $12.2 million, 0.16 to 1, and 22.51 to 1, respectively, as of June 30, 2021. As such, as of June 30, 2021, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR plus 2.25% or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, the investment program participants were the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments:

At June 30, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

10. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both June 30, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Distributions	$513	$513	$1,026	$1,026
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20	$0.40	$0.40

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2021 and December 31, 2020, only the Company’s warrants and investment securities were measured on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrant portfolio approximated $157 thousand and $187 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fair value of warrants at beginning of period	$159	$702	$187	$731
Unrealized loss on fair valuation of warrants	(2)	(310)	(30)	(339)
Fair value of warrants at end of period	$157	$392	$157	$392

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $898 thousand and $1.4 million at June 30, 2021 and December 31, 2020, respectively. There were no investment securities with readily determinable values held at June 30, 2020.

The fair value of investment securities that were accounted for on a recurring basis for the three and six months ended June 30, 2021 and 2020 and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fair value of securities at the beginning of period	$1,338	$—	$1,448	$—
Securities sold	(551)	—	(619)	—
Unrealized gain on fair value adjustment for securities	111	—	69	—
Fair value of investment securities at the end of period	$898	$—	$898	$—

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2021 and December 31, 2020:

June 30, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.08)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	6.41 - 10.45 (6.56)
			Risk-free interest rate	1.13% - 1.58% (1.16%)
			Annualized volatility	40.69% - 200.15% (198.95%)

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	6.91 - 10.94 (7.06)
			Risk-free interest rate	0.65% - 1.58% (0.67%)
			Annualized volatility	40.36% - 115.04% (55.70%)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at June 30, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,028	$2,028	$—	$—	$2,028
Notes receivable, net	150	—	—	152	152
Investment in securities	898	898	—	—	898
Warrants, fair value	157	—	—	157	157
Financial liabilities:
Non-recourse debt	1,906	—	—	1,969	1,969

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,873	$2,873	$—	$—	$2,873
Notes receivable, net	390	—	—	396	396
Investment in securities	1,448	1,448	—	—	1,448
Warrants, fair value	187	—	—	187	187
Financial liabilities:
Non-recourse debt	2,339	—	—	2,438	2,438

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

Results of Operations

The three months ended June 30, 2021 versus the three months ended June 30, 2020

The Company had net income of $109 thousand and net losses of $399 thousand for the three months ended June 30, 2021 and 2020, respectively. The results for the second quarter of 2021 reflect a favorable change in other income (losses) recorded on the Company’s warrants and investment securities, as well as an increase in operating revenues and a decrease in operating expenses when compared to the prior year period.

The Company recorded other income totaling $176 thousand for the three months ended June 30, 2021, and other losses of $310 thousand for the three months ended June 30, 2020. The other income recorded during the second quarter of 2021 was comprised of $111 thousand of unrealized gains on the Company’s investment securities resulting from a favorable change in the stock price of a security held on June 30, 2021. In addition, the Company realized gains of $67 thousand on certain securities sold during the current quarter. By comparison, the other loss recorded during the prior year period reflects a significant reduction in the underlying price of warrants held in a privately held company.

Total operating revenues were $563 thousand and $546 thousand for the three months ended June 30, 2021 and 2020, respectively. The $17 thousand, or 3%, increase in revenues was primarily due to an increase in operating lease revenues offset by a decline in notes receivable interest income.

The $37 thousand increase in operating lease revenues was primarily due to incremental revenues from lease assets acquired since June 30, 2020; while the $20 thousand decline in notes receivable interest income was primarily due to the scheduled run-off of the portfolio.

Total operating expenses were $630 thousand and $635 thousand for the three months ended June 30, 2021 and 2020, respectively. The $5 thousand, or 1%, decrease in expenses was primarily driven by reductions professional fees, interest expense and other expense partially offset by increases in depreciation .

Professional fees increased by $30 thousand as a result of timing differences in receipt of services and billings; and interest expense decreased by $11 thousand due to the maturities of certain notes. In addition, acquisition expense was reduced by $6 thousand largely due to the decline in acquisition activity. Partially offsetting such decreases in expense was a $42 thousand increase in depreciation attributable to incremental depreciation on equipment acquired since June 30, 2020, and on leases on month-to-month extensions.

The six months ended June 30, 2021 versus the three months ended June 30, 2020

The Company had net losses of $34 thousand and $524 thousand for the six months ended June 30, 2021 and 2020, respectively. The year-to-date results for 2021 reflect a favorable change in other income (losses) recorded on the Company’s warrants and investment securities and increases in both operating revenues and operating expenses when compared to the prior year period.

The Company recorded other income totaling $117 thousand for the six months ended June 30, 2021, and other losses of $339 thousand for the six months ended June 30, 2020. The other income recorded during the first half of 2021 reflects $78 thousand of gains realized on sales of certain investment securities, and $69 thousand of unrealized gains on the Company’s remaining investment securities held on June 30, 2021, resulting from a favorable change in the stock prices of certain securities. By comparison, the other loss recorded during the prior year period reflects a significant reduction in the underlying price of warrants held in a privately held company.

Total operating revenues for the comparative periods increased by $58 thousand, or 5%, primarily due to higher operating lease revenues offset, in part, by a decline in notes receivable interest income.

Operating lease revenues increased by $104 thousand due to revenues derived from new assets acquired since June 30, 2020. As a partial offset, notes receivable interest income declined by $46 thousand and was primarily due to maturities of certain notes since June 30, 2020.

Total operating expenses for the comparative periods increased by $24 thousand, or 2% on higher depreciation partially offset by lower interest expense. The increase in depreciation expense totaled $50 thousand and was attributable to new asset acquisitions since June 30, 2020; while the decrease in interest expense totaled $22 thousand and was due to scheduled payments made on the Company’s non-recourse debt.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $2.0 million and $2.9 million as of June 30, 2021 and December 31, 2020, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$630	$599
Investing activities	(16)	(52)
Financing activities	(1,459)	(1,647)
Net decrease in cash and cash equivalents	$(845)	$(1,100)

During the respective six months ended June 30, 2021 and 2020, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts and principal payments on its investments in notes receivable. Principal payments received on the notes receivable totaled $260 thousand and $441 thousand for the six months ended June 30, 2021 and 2020, respectively. In addition, the Company received proceeds of $79 thousand on sales of investment securities during the current six-month period, and proceeds of $55 thousand on the early termination of certain notes receivable during the prior year period.

During the six months ended June 30, 2021 and 2020, cash was primarily used to pay distributions, to repay borrowings under non-recourse debt, and to acquire lease assets. Distributions paid to the Other Members totaled $1.0 million each six months ended June 30, 2021 and 2020; and, cash used to paydown non-recourse debt totaled $433 thousand and $621 thousand for the same respective six-month periods. In addition, cash was used to acquire $355 thousand and $548 thousand of equipment and to satisfy invoices related to management fees and expenses, and other payables for the respective six-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2021, and paid through June 30, 2021. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2021 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		—		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		—		2,052		0.80	2,565,749
Dec 2020 - May 2021	Jan 2021 - Jun 2021	1,026		—		1,026		0.40	2,565,749

		$9,205		$—		$9,205		$4.22
Source of distributions
Lease and loan payments and sales proceeds received		$9,205	100.00%	$—	0.00%	$9,205	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2020, and December 1, 2020 - May 31, 2021, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	Inline XBRL Instance Document
	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	(104)	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2021

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