Form 10-Q
period 2021-09-30
ATEL 17, LLC
filed 2021-11-15
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2021

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

The number of Limited Liability Company Units outstanding as of October 31, 2021 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Cash and cash equivalents	$2,956	$2,873
Due from Managing Member and affiliates	-	12
Accounts receivable, net	28	41
Notes receivable, net	5	390
Investment in securities	406	1,448
Warrants, fair value	161	187
Equipment under operating leases, net	9,714	11,011
Prepaid expenses and other assets	13	7
Total assets	$13,283	$15,969

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$7	$-
Accrued distributions to Other Members	228	228
Options - short position	16	-
Other	120	74
Non-recourse debt	1,768	2,339
Unearned operating lease income	115	115
Total liabilities	2,254	2,756

Members’ capital:
Managing Member	1	1
Other Members	11,028	13,212
Total Members’ capital	11,029	13,213
Total liabilities and Members’ capital	$13,283	$15,969

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$616	$551	$1,723	$1,554
Notes receivable interest income	14	33	52	117
Loss on sales of lease assets and early termination of notes receivable	(111)	-	(111)	-
Other revenue	-	-	1	1
Total operating revenues	519	584	1,665	1,672

Operating expenses:
Depreciation of operating lease assets	423	381	1,179	1,087
Asset management fees to Managing Member	64	63	195	192
Acquisition expense	3	43	17	63
Cost reimbursements to Managing Member and/or affiliates	92	74	274	242
Amortization of initial direct costs	9	11	24	40
Interest expense	20	28	65	95
Professional fees	26	19	127	115
Outside services	17	21	36	43
Taxes on income and franchise fees	1	2	3	7
Bank charges	9	7	25	20
Other	12	13	28	31
Total operating expenses	676	662	1,973	1,935
Net loss from operations	(157)	(78)	(308)	(263)

Other (loss) income:
Gain on sale of securities	-	-	78	-
Unrealized loss on fair value adjustment for securities	(492)	-	(423)	-
Unrealized gain (loss) on fair value adjustment for warrants	4	1	(26)	(338)
Unrealized gain on fair value of options	34	-	34	-
Total other (loss) income	(454)	1	(337)	(338)
Net loss	$(611)	$(77)	$(645)	$(601)

Net loss:
Managing Member	-	-	-	-
Other Members	$(611)	$(77)	$(645)	$(601)
	$(611)	$(77)	$(645)	$(601)

Net loss per Limited Liability Company Unit (Other Members)	$(0.24)	$(0.03)	$(0.25)	$(0.23)
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2021	2,565,749	$12,152	$1	$12,153
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(611)	-	(611)
Balance September 30, 2021	2,565,749	$11,028	$1	$11,029

	Nine Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	2,565,749	$13,212	$1	$13,213
Distributions to Other Members ($0.60 per Unit)	-	(1,539)	-	(1,539)
Net loss	-	(645)	-	(645)
Balance September 30, 2021	2,565,749	$11,028	$1	$11,029

	Three Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2020	2,565,749	$13,117	$1	$13,118
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(77)	-	(77)
Balance September 30, 2020	2,565,749	$12,527	$1	$12,528

	Nine Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	2,565,749	$14,667	$1	$14,668
Distributions to Other Members ($0.60 per Unit)	-	(1,539)	-	(1,539)
Net loss	-	(601)	-	(601)
Balance September 30, 2020	2,565,749	$12,527	$1	$12,528

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net loss	$(645)	$(601)
Adjustment to reconcile net loss to net cash provided by operating activities:
Loss on sales of lease assets and early termination of notes receivable	111	-
Accretion of note discount - warrants	(32)	(42)
Depreciation of operating lease assets	1,179	1,087
Amortization of initial direct costs	24	40
Reversal of provision for credit losses	(17)	10
Gain on sale of securities	(78)	-
Unrealized loss on fair value adjustment for securities	423	-
Unrealized loss on fair value adjustment for warrants	26	338
Unrealized gain on fair value adjustment for options	(34)	-
Changes in operating assets and liabilities:
Accounts receivable	30	(4)
Due from/to Managing Member and affiliates	69	44
Prepaid expenses and other assets	(6)	(5)
Accounts payable, other	46	12
Unearned operating lease income	-	(25)
Net cash provided by operating activities	1,096	854

Investing activities:
Purchases of equipment under operating leases	(355)	(1,416)
Proceeds from sale of securities	697	-
Payments of initial direct costs	-	(5)
Proceeds from early termination of notes receivable	76	54
Proceeds from sales of equipment under operating leases	339	-
Principal payments received on notes receivable	340	560
Net cash provided by (used in) investing activities	1,097	(807)

Financing activities:
Repayments under non-recourse debt	(571)	(906)
Distributions to Other Members	(1,539)	(1,539)
Net cash used in financing activities	(2,110)	(2,445)

Net increase (decrease) in cash and cash equivalents	83	(2,398)
Cash at beginning of period	2,873	6,410
Cash at end of period	$2,956	$4,012

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$66	$97
Cash paid during the period for taxes	$1	$7

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$228
Options - short position sold through due to/from affiliate	$50	$-

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

As of September 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues for the nine months ended September 30, 2021 and 2020, and long-lived assets as of September 30, 2021 and December 31, 2020 relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $406 thousand and $1.4 million of purchased securities at September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, the Company recorded $492 thousand and $423 thousand, respectively, of unrealized losses on investment securities with readily determinable fair values. Prior to December 2020, the Company only held securities that do not have readily determinable fair values. Cumulatively, there has been no fair value adjustments recorded on such securities. Securities with an approximate value of $619 thousand were sold during the nine months ended September 30, 2021, which resulted in realized gains of $78 thousand. There were no sales or dispositions of securities during the three and nine months ended September 30, 2020.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $161 thousand and $187 thousand at September 30, 2021 and December 31, 2020, respectively. The Company recorded unrealized gains of $4 thousand and $1 thousand on fair valuation of its warrants for the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded unrealized losses of $26 thousand and $338 thousand, respectively. The Company realized no gains or losses from the net exercise of warrants during the three and nine months ended September 30, 2021 and 2020.

Options- short position

During the three and nine months ended September 30, 2021, the Fund had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Fund recorded a liability for the initial options value totaling $38 thousand and $12 thousand, respectively. The options contracts both expire on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The options are measured at fair value at least quarterly. During the three and nine months ended September 30, 2021, the Fund recorded unrealized gains totaling $34 thousand related to the options. Such unrealized gains reflect changes in the fair value of the options, and effectively reduces the liability related to the options. As of September 30, 2021, such liability totaled $16 thousand.

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

(Unaudited)

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2021, the original terms of the notes are 42 months with interest rates ranging from 14.44% to 14.84% per annum. The notes are secured by the equipment financed and will mature in September and December 2021.

As of September 30, 2021, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2021	$8
8
Less: warrants - notes receivable discount	(3)
Notes receivable, net	$5

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating leases for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
IDC amortization - notes receivable	$—	$—	$—	$2
IDC amortization - lease assets	9	11	24	38
Total	$9	$11	$24	$40

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

4. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

		Additions/
	Balance	Dispositions/	Depreciation/	Balance
	December 31,	Reclassifications and	Amortization	September 30,
	2020	Impairment Losses	Expense	2021
Equipment under operating leases, net	$10,907	$(819)	$(1,179)	$8,909
Assets held for sale/off lease	—	725	—	725
Initial direct costs, net	104	—	(24)	80
Total	$11,011	$(94)	$(1,203)	$9,714

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $423 thousand and $381 thousand for the respective three months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, depreciation expense totaled $1.2 million and $1.1 million, respectively.

Total depreciation for the respective three and nine months ended September 30, 2021 included $102 thousand and $167 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in estimated reduction in value. Additional adjustments to depreciation totaled $29 thousand for both three and nine months ended September 30, 2020.

IDC amortization expense related to the Company’s operating leases totaled $9 thousand and $11 thousand for the three months ended September 30, 2021 and 2020, respectively. For the respective nine months ended September 30, 2021 and 2020, IDC amortization expense totaled $24 thousand and $38 thousand.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2021.

Impairment of equipment under operating leases:

As a result of impairment reviews, management determined that no impairment losses existed for the nine months ended September 30, 2021 and 2020.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2020	Additions	or Dispositions	2021
Transportation, rail	$3,657	$—	$(652)	$3,005
Mining	2,749	—	—	2,749
Construction	2,892	—	—	2,892
Aviation	2,118	—	—	2,118
Paper processing	1,058	—	—	1,058
Marine vessel	1,041	—	(1,041)	—
Containers	860	—	—	860
Agriculture	742	—	—	742
Materials handling	960	355	—	1,315
Transportation, other	97	—	—	97
	16,174	355	(1,693)	14,836
Less accumulated depreciation	(5,267)	(1,179)	519	(5,927)
Total	$10,907	$(824)	$(1,174)	$8,909

The average estimated residual value for assets on operating leases was 32% and 35% of the assets’ original cost at September 30, 2021 and December 31, 2020, respectively. There were no operating leases in non-accrual status at September 30, 2021 and December 31, 2020.

At September 30, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2021	$399
Year ending December 31, 2022	1,555
2023	1,500
2024	1,054
2025	528
Thereafter	608
$5,644

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Containers	15 - 20
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable	Valuation
	Allowance for Doubtful	Adjustments on
	Accounts	Financing Receivables
	Operating	Notes
	Leases	Receivables	Total
Balance December 31, 2020	$20	$—	$20
Reversal of provision for credit losses	(17)	—	(17)
Balance September 30, 2021	$3	$—	$3

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

At September 30, 2021 and December 31, 2020, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount) (in thousands):

	Notes Receivable
	September 30, 2021	December 31, 2020
Pass	$8	$424
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$8	$424

At September 30, 2021 and December 31, 2020, investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
September 30, 2021	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$8	$8	$—

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$424	$424	$—

The Company had no financing receivables on non-accrual or impaired status at September 30, 2021 and December 31, 2020.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$92	$74	$274	$242
Asset management fees to Managing Member	64	63	195	192
Acquisition and initial direct costs paid to Managing Member	3	43	17	63
	$159	$180	$486	$497

7. Non-recourse debt:

At September 30, 2021, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.74% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2021, gross operating lease rentals totaled approximately $1.9 million over the remaining lease terms and the carrying value of the pledged assets was $2.9 million. The notes mature from 2021 through 2028.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2021	$135	$19	$154
Year ending December 31, 2022	518	61	579
2023	522	39	561
2024	288	20	308
2025	73	13	86
Thereafter	232	17	249
	$1,768	$169	$1,937

8. Borrowing facilities:

Effective June 30, 2021, the Company entered into an amended and restated revolving credit facility agreement (the “Credit Facility”) which replaced a previous agreement that had an expiration date of June 2021. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated entities as borrowers, with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital sub-facility, an acquisition sub-facility, institutional leasing sub-facility, and a venture line sub-facility. The Company participates in the acquisition sub-facility and the institutional leasing sub-facility, on  a several, but not joint, basis (i.e., the Company is liable only for the amount of the advances extended to the Company under those sub-facilities, and not as to amounts extended to any co-borrower).

The aggregate amount of the Credit Facility is $55 million, with sub-limits for each sub-facility, and currently expires September 30, 2023 (unless extended). The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings extended to the Company under the acquisition sub-facility or the institutional leasing sub-facility, on a several, but not joint, basis. The Credit Facility includes certain financial covenants made by the Company, as is customarily found in credit facilities of similar size and nature.

As of September 30, 2021 and December 31, 2020, borrowings under the Credit Facility were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(5,452)	(5,879)
Total remaining available under the working capital, acquisition and warehouse facilities	$49,548	$49,121

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2021, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratial was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $11.0 million, 0.16 to 1, and 21.81 to 1, respectively, as of September 30, 2021. As such, as of September 30, 2021, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR plus 2.25% or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2021 and December 31, 2020.

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

As of September 30, 2021, the investment program participants were the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments and contingencies:

At September 30, 2021, there was a commitment to purchase lease assets totaling $115 thousand. This amount represents contract awards which may be canceled by the prospective investee or may not be accepted by the Company.

10. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both September 30, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Distributions	$513	$513	$1,539	$1,539
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20	$0.60	$0.60

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2021 and December 31, 2020, only the Company’s warrants, investment securities and options - short position were measured on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrant portfolio approximated $161 thousand and $187 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fair value of warrants at beginning of period	$157	$392	$187	$731
Unrealized gain (loss) on fair value adjustment for warrants	4	1	(26)	(338)
Fair value of warrants at end of period	$161	$393	$161	$393

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $406 thousand and $1.4 million at September 30, 2021 and December 31, 2020, respectively. There were no investment securities with readily determinable values held at September 30, 2020.

The fair value of investment securities that were accounted for on a recurring basis for the three and nine months ended September 30, 2021 and 2020 and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fair value of securities at the beginning of period	$898	$—	$1,448	$—
Securities sold	—	—	(619)	—
Unrealized loss on fair value adjustment for securities	(492)	—	(423)	—
Fair value of investment securities at the end of period	$406	$—	$406	$—

Options – short position (recurring)

The liability associated with the Company’s options – short position contracts are measured at fair value based on the price of the publicly traded options contracts, with any changes in fair value recognized in the Company’s results of operations. The fair value of such options totaled $16 thousand as of September 30, 2021. There were no such options contracts prior to the third quarter of 2021.

The fair value of the options – short position that were accounted for on a recurring basis for both the three and nine months ended September 30, 2021 and classified as Level 1 are as follows (in thousands):

Fair value of options - short position at begnnning of period	$—
Options sold	50
Unrealized gain on fair valuation of options	(34)
Fair value of options - short position at end of period	$16

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2021 and December 31, 2020:

September 30, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.08)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	6.16 - 10.19 (6.31)
			Risk-free interest rate	1.19% - 1.58% (1.23%)
			Annualized volatility	39.81% - 115.04% (55.63%)

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	6.91 - 10.94 (7.06)
			Risk-free interest rate	0.65% - 1.58% (0.67%)
			Annualized volatility	40.36% - 115.04% (55.70%)

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

(Unaudited)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,956	$2,956	$—	$—	$2,956
Notes receivable, net	5	—	—	5	5
Investment in securities	406	406	—	—	406
Warrants, fair value	161	—	—	161	161
Financial liabilities:
Options - short position	16	16	—	—	16
Non-recourse debt	1,768	—	—	1,822	1,822

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,873	$2,873	$—	$—	$2,873
Notes receivable, net	390	—	—	396	396
Investment in securities	1,448	1,448	—	—	1,448
Warrants, fair value	187	—	—	187	187
Financial liabilities:
Non-recourse debt	2,339	—	—	2,438	2,438

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

Results of Operations

The three months ended September 30, 2021 versus the three months ended September 30, 2020

The Company had net losses of $611 thousand and $77 thousand for the three months ended September 30, 2021 and 2020, respectively. The current quarter results reflect a decrease in total operating revenues, an increase in total operating expenses, and an unfavorable change in other (loss) income related to the Company’s investment securities, warrants and options – short position when compared to the prior year period.

Total operating revenues declined by $65 thousand, or 11%, primarily due to losses recognized on sales of lease assets partially offset by an increase in operating lease revenue.

Sales of certain railcars during the current quarter resulted in $111 thousand of losses. There were no sales of equipment during the prior year period. Such losses were partially offset by a $65 thousand net increase in operating lease revenues on a combination of incremental revenues derived from new lease acquisitions since September 30, 2020 and increased revenues from leases on month-to-month extensions partially offset by the impact of run-off and dispositions of sales assets.

Total operating expenses increased by $14 thousand, or 2%, primarily due to increases in depreciation of operating lease assets and cost reimbursements to the Managing Member partially offset by a decline in acquisition expense.

The increase in depreciation totaled $42 thousand and was attributable to an increase in additional depreciation related to leases on month-to-month extensions, and incremental depreciation on equipment acquired since September 30, 2020 offset, in part, by dispositions of lease assets. Cost reimbursement increased by $18 thousand due to an increase of allocated payroll costs. Such increases in expenses were partially offset by a $40 thousand reduction in acquisition expense which was due to the decline in acquisition activity.

During the three months ended September 30, 2021, the Company also recorded other loss totaling $454 thousand. Such other loss was comprised of $492 thousand of unrealized losses on an investment security which saw a decline in share price, $4 thousand of unrealized gains on warrants due to changes in the underlying prices of certain securities, and $34 thousand of unrealized gains on a short position on options contract the Company sold on its investment security. By comparison, during the three months ended September 30, 2020, the Company only had $1 thousand of other income, which was entirely related to unrealized gain recorded on its warrants.

The nine months ended September 30, 2021 versus the nine months ended September 30, 2020

The Company had net losses of $645 thousand and $601 thousand for the nine months ended September 30, 2021 and 2020, respectively. The results for the first nine months of 2021 reflect a slight decrease in total operating revenues and an increase in total operating expenses when compared to the prior year period.

Total operating revenues for the first nine months of 2021 declined by $7 thousand when compared to the prior year period. Such decrease was comprised of losses recognized on sales of lease assets, and a decline in notes receivable interest income offset by an increase in operating lease revenues.

The Company realized $111 thousand of losses on sales of certain railcars during the current period. There were no sales of lease assets during the prior year period. In addition, notes receivable interest income decreased by $65 thousand primarily due to the scheduled maturities of the loans. Partially offsetting such decreases in revenues was a $169 thousand increase in operating lease revenues, which was attributable to lease assets acquired since September 2020 and an increase in revenues from leases on month-to-month extensions.

Total operating expenses increased by $38 thousand, or 2%, largely due to increases in depreciation and cost reimbursements to the Managing Member partially offset by decreases in acquisition expense and interest expense.

Depreciation of operating lease assets increased by $92 thousand as a result of incremental depreciation on equipment acquired since September 30, 2020; and cost reimbursements to the Managing Member increased by $32 thousand due to an increase in allocated payroll costs. Partially offsetting such increases in expenses was a $46 thousand decline in acquisition expense and a $30 thousand decrease in interest expense. The decrease in acquisition expense was attributable to the decline in acquisition activity while the decline in interest expense reflects the declining balance of the Company’s non-recourse debt.

During the nine months ended September 30, 2021 and 2020, the Company also recorded other losses totaling $337 thousand and $338 thousand, respectively. Such losses reflect both realized and unrealized gains/losses on the Company’s investment securities, warrants portfolio, and options contracts.

The $337 thousand other loss during the current period was comprised of $423 thousand of unrealized losses on the Company’s investment securities, $26 thousand of unrealized losses on its warrants, and $34 thousand of unrealized gains on its options contracts. Such unrealized gains and losses were attributable to price changes of the investment security and those of the securities underlying the warrants. In addition, the Company realized $78 thousand of gains on the sale of securities during the current nine-month period. By comparison, the $338 thousand of other loss during the prior year nine-month period was entirely related to changes to the underlying prices of certain securities in the Company’s warrants portfolio.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $3.0 million and $2.9 million as of September 30, 2021 and December 31, 2020, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$1,096	$854
Investing activities	1,097	(807)
Financing activities	(2,110)	(2,445)
Net increase (decrease) in cash and cash equivalents	$83	$(2,398)

During the respective nine months ended September 30, 2021 and 2020, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts and principal payments on its investments in notes receivable. Principal payments received on the notes receivable totaled $341 thousand and $560 thousand for the nine months ended September 30, 2021 and 2020, respectively. In addition, the Company received proceeds of $697 thousand from the sale of securities and $339 thousand from sales of certain equipment during the nine months ended September 30, 2021. There were no such proceeds during the prior year period. The Company also received $76 thousand and $54 thousand of proceeds from the early termination of certain notes receivable during the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021 and 2020, cash was primarily used to pay distributions, to repay borrowings under non-recourse debt, and to acquire lease assets. Distributions paid to the Other Members totaled $1.5 million for each of the nine months ended September 30, 2021 and 2020; and, cash used to paydown non-recourse debt totaled $571 thousand and $906 thousand for the same respective nine-month periods. In addition, cash was used to acquire $355 thousand and $1.4 million of equipment and to satisfy invoices related to management fees and expenses, and other payables for the respective nine-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2021, and paid through September 30, 2021. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2021 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		—		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		—		2,052		0.80	2,565,749
Dec 2020 - Aug 2021	Jan 2021 - Sept 2021	1,539		—		1,539		0.60	2,565,749

		$9,718		$—		$9,718		$4.42
Source of distributions
Lease and loan payments and sales proceeds received		$9,718	100.00%	$—	0.00%	$9,718	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2020, and December 1, 2020 - August 31, 2021, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2021, there was a commitment to purchase lease assets totaling $115 thousand. This amount represents contract awards which may be canceled by the prospective investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2021

ATEL 17, LLC

(Registrant)

By:	ATEL Managing Member, LLC Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)

By:	/s/ Raymond A. Rigo
Raymond A. Rigo
Vice President, Fund Controller of ATEL Financial Services, LLC (Managing Member)