Form 10-K
period 2021-12-31
ATEL 17, LLC
filed 2022-03-18
CIK 1640982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2022 was 2,565,749.

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

As of December 31, 2021, cumulative gross contributions less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2021, the Company has purchased equipment with a total acquisition price of $16.6 million. The Company has also funded investments in notes receivable totaling $6.2 million through December 31, 2021.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the U.S., has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2021 and the industries to which the assets have been leased (dollars in thousands):

	Purchase Price
	Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Transportation, rail	$3,679	22.23%
Mining	2,749	16.60%
Construction	2,891	17.47%
Paper processing	1,058	6.39%
Marine vessels	1,041	6.29%
Containers	860	5.20%
Agriculture	742	4.48%
Materials handling	1,315	7.95%
Aviation	2,118	12.80%
Transportation, other	97	0.59%
	$16,550	100.00%

	Purchase Price
	Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Transportation, rail	$3,679	22.23%
Construction	1,728	10.44%
Agriculture	1,700	10.27%
Paper and allied products	1,058	6.39%
Utilities	1,041	6.29%
Refuse systems	860	5.20%
Chemical	2,500	15.11%
Transportation, air	2,118	12.80%
Industrial machinery	1,569	9.48%
Transportation services, other	297	1.79%
	$16,550	100.00%

From inception to December 31, 2021, the Company had disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Costs
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Containers	$860	$353	$822
Transportation, rail	1,956	988	1,330
	$2,816	$1,341	$2,152

For further information regarding the Company’s equipment lease portfolio as of December 31, 2021, see Note 5, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2021 and the industries to which the assets have been financed (dollars in thousands):

	Amount Financed
	Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Research	$1,599	25.89%
Manufacturing	871	14.10%
Agriculture	706	11.43%
Miscellaneous	3,000	48.58%
	$6,176	100.00%

	Amount Financed
	Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Business services	$1,500	24.29%
Electrical	1,125	18.22%
Health services	1,000	16.19%
Computer engines	871	14.10%
Agriculture	706	11.43%
Manufacturing	500	8.10%
Research & development	474	7.67%
	$6,176	100.00%

From inception to December 31, 2021, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed	Early
	Excluding	Termination of	Total
Asset Types	Acquisition Fees	Notes Proceeds	Payments Received
Miscellaneous	$3,000	$359	$3,048
Research	1,599	854	1,057
Manufacturing	871	—	1,100
Agriculture	706	76	795
	$6,176	$1,289	$6,000

For further information regarding the Company’s notes receivable portfolio as of December 31, 2021, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2021, a total of 411 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2021.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.

B.	Investment in equipment and leases (net of fees and expenses): The estimated values for equipment are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:

●	management fees applicable for the Fund (1.25% of the aggregate original equipment cost of Portfolio Assets during offering stage, 1.75% of the aggregate net Portfolio Assets during operating stage and 1.75% of the Book Value of the Fund Assets less total cash reported as of the end of the most recent prior fiscal quarter or year, as the case may be)
●	carried interest applicable for the Fund (0.01% of distributions)
●	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 168.5%, based on ATEL’s historical track record as of December 31, 2021.

For Off-Lease:  A current fair market value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market value techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.
D.	Investments in Equity Securities: The estimated values for Investments in Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 17, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 17, LLC at December 31, 2021 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $4.96. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 17, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 17, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016. Additional distributions have been consistently made through December 31, 2021.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2021, and paid through December 31, 2021. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 17, LLC Prospectus dated January 5, 2016 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2021 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		—		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		—		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,053		—		2,053		0.80	2,565,749

		$10,232		$—		$10,232		$4.62
Source of distributions
Lease and loan payments and sales proceeds received		$10,232	100.00%	$—	0.00%	$10,232	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, and December 1, 2020 - November 30, 2021, respectively.

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the Limited Liability Company Units (“Units”) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on January 5, 2018. As of December 31, 2021, 2,565,749 Units were issued and outstanding.

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

Results of Operations

The Company had net losses of $659 thousand and net income of $597 thousand for the years ended December 31, 2021 and 2020, respectively. Compared to prior year, the results for 2021 reflect increases in total operating revenues and decreases in total operating expenses and other income.

Operating revenues totaled $2.3 million for both years ended December 31, 2021 and 2020. At a detailed level, total revenues increased by $75 thousand, net, when compared to prior year. Such net increase was attributable to increases in other revenue and in operating lease revenue, partially offset by losses recorded on lease asset sales and a decline in notes receivable interest income.

The increase in other revenue totaled $425 thousand and was the result of deferred maintenance fees on certain returned equipment; while the growth in operating lease revenue totaled $130 thousand and was attributable to revenues derived from new leases funded since December 31, 2020 and increased rents received on leases on month-to-month extensions partially offset by the impact of lease run-off. Such increases in revenues were partially offset by $393 thousand of losses on sales of certain railroad equipment. There were no such losses during the prior year. In addition, interest income on notes receivable declined by $87 thousand largely due to the scheduled run-off of the portfolio.

Operating expenses totaled $2.6 million for both years ended December 31, 2021 and 2020. At a detailed level, total operating expenses declined by $12 thousand when compared to prior year. Such decline was primarily due to decreases in interest expense, acquisition expense and amortization of initial direct costs (“IDC”) offset, in part, by an increase in depreciation. Interest expense declined by $39 thousand due to the scheduled run-off of the Fund’s borrowings under non-recourse debt; and acquisition expense was reduced by $30 thousand due to the year over year decline in acquisition activity. In addition, amortization of IDC decreased by $19 thousand as the balance of the unamortized portion of IDC, which is amortized over the lease term, continue to decline as the Fund’s leases age.

Partially offsetting such decreases in operating expenses was a $72 thousand net increase in depreciation. Such increase was mainly due to depreciation related to equipment acquired since December 31, 2020 and a $144 thousand increase in additional depreciation recorded on equipment under month-to-month leases offset, in part, by the impact of run-off.

During the years ended December 31, 2021 and 2020, the Company also recorded other losses totaling $439 thousand and other income of $904 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. Unrealized losses recorded during the current year totaled $566 thousand and were primarily attributable to adverse changes to prices of the Company’s publicly traded investment security, and those of certain securities underlying the Fund’s warrants portfolio. Such unrealized losses were partially offset by a $78 thousand gain realized on the sale of investment securities and $49 thousand of unrealized gain on a short position option contract the Company sold on its investment security. By comparison, during 2020, the Company recorded unrealized gains of $1.3 million resulting from a favorable change in the stock value of securities converted from warrants, follow a borrower’s completion of an initial public offering in December 2020. Also in 2020, the Company recorded $410 thousand of unrealized losses related to the its warrants as a result of unfavorable changes to the underlying prices of certain securities. There were no sales of investment securities during 2020.

Capital Resources and Liquidity

At December 31, 2021 and 2020, the Company’s cash and cash equivalents totaled $4.0 million and $2.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2021	2020
Net cash provided by (used in):
Operating activities	$1,832	$1,187
Investing activities	2,089	(1,503)
Financing activities	(2,759)	(3,221)
Net increase (decrease) in cash and cash equivalents	$1,162	$(3,537)

During the years ended December 31, 2021 and 2020, the Company’s main sources of liquidity were cash flows from its portfolio of operating lease contracts and principal payments on its investments in notes receivable. Principal payments received on the notes receivable totaled $349 thousand and $683 thousand for the years ended December 31, 2021 and 2020, respectively. In addition, during the current year, the Company received proceeds totaling $1.3 million and $697 thousand from sales of equipment and investment securities, respectively. The Company also received proceeds of $76 thousand and $55 thousand from the early termination of notes receivable during the respective years ended December 31, 2021 and 2020.

During the same respective years, cash was primarily used to pay distributions, repay borrowings under non-recourse debt and acquire assets. Cash used to pay distributions totaled $2.1 million for each of the years ended December 31, 2021 and 2020; and repayments of non-recourse debt totaled $706 thousand and $1.2 million for the years ended December 31, 2021 and 2020, respectively. In addition, cash used to acquire lease assets totaled $355 thousand and $2.2 million for 2021 and 2020, respectively. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

Distributions

The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been consistently made through December 31, 2021. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 35.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 17, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 17, LLC (the “Company”), as of December 31, 2021 and 2020, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/   Moss Adams LLP

San Francisco, California

March 18, 2022

We have served as the Company’s auditor since 2015.

ATEL 17, LLC

BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(In Thousands)

	2021	2020

ASSETS
Cash and cash equivalents	$4,035	$2,873
Due from Managing Member and affiliates	32	12
Accounts receivable, net	26	41
Notes receivable, net	-	390
Investment in equity securities	308	1,448
Warrants, fair value	142	187
Investments in equipment and leases, net	8,076	11,011
Prepaid expenses and other assets	9	7
Total assets	$12,628	$15,969

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Accrued distributions to Other Members	228	228
Options - short position	1	-
Other	158	74
Non-recourse debt	1,633	2,339
Unearned operating lease income	107	115
Total liabilities	2,127	2,756

Members’ capital:
Managing Member	1	1
Other Members	10,500	13,212
Total Members’ capital	10,501	13,213
Total liabilities and Members’ capital	$12,628	$15,969

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

	2021	2020
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$2,251	$2,121
Notes receivable interest income	55	142
Loss on sales of lease assets and early termination of notes receivable	(393)	—
Other revenue	427	2
Total operating revenues	2,340	2,265

Operating expenses:
Depreciation of operating lease assets	1,544	1,472
Asset management fees to Managing Member	240	258
Acquisition expense	20	50
Cost reimbursements to Managing Member and/or affiliates	353	327
Amortization of initial direct costs	31	50
Interest expense	83	122
Professional fees	135	148
Outside services	63	76
Taxes on income and franchise fees	4	10
Bank charges	33	28
Other expense	54	31
Total operating expenses	2,560	2,572
Net loss from operations	(220)	(307)

Other (loss) income:
Gain on sale of securities	78	—
Unrealized (loss) gain on fair value adjustment for equity securities	(521)	1,314
Unrealized loss on fair value adjustment for warrants	(45)	(410)
Unrealized gain on fair value of options	49	—
Total other (loss) income	(439)	904
Net (loss) income	$(659)	$597

Net (loss) income:
Managing Member	$—	—
Other Members	(659)	597
	$(659)	$597

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.26)	$0.23
Weighted average number of Units outstanding	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	2,565,749	$14,667	$1	$14,668
Distributions to Other Members ($0.80 per Unit)	—	(2,052)	—	(2,052)
Net income	—	597	—	597
Balance December 31, 2020	2,565,749	13,212	1	13,213
Distributions to Other Members ($0.80 per Unit)	—	(2,053)	—	(2,053)
Net loss	—	(659)	—	(659)
Balance December 31, 2021	2,565,749	$10,500	$1	$10,501

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In Thousands)

	2021	2020
Operating activities:
Net (loss) income	$(659)	$597
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on sales of lease assets and early termination of notes receivable	393	—
Accretion of note discount - warrants	(35)	(52)
Depreciation of operating lease assets	1,544	1,472
Amortization of initial direct costs	31	50
(Reversal of) provision for credit losses	(20)	20
Gain on sale of securities	(78)	—
Unrealized loss (gain) on fair value adjustment for securities	521	(1,314)
Unrealized loss on fair value adjustment for warrants	45	410
Unrealized gain on fair value adjustment for options - short position	(49)	—
Changes in operating assets and liabilities:
Accounts receivable	35	20
Due from/to Managing Member and affiliates	30	(12)
Prepaid expenses and other assets	(2)	1
Accounts payable, other	84	18
Accrued liabilities, affiliates	—	(24)
Unearned operating lease income	(8)	1
Net cash provided by operating activities	1,832	1,187

Investing activities:
Purchases of equipment under operating leases	(355)	(2,220)
Proceeds from sale of securities	697	—
Payments of initial direct costs	—	(21)
Proceeds from early termination of notes receivable	76	55
Proceeds from sales of lease assets	1,322	—
Principal payments received on notes receivable	349	683
Net cash provided by (used in) investing activities	2,089	(1,503)

Financing activities:
Repayments under non-recourse debt	(706)	(1,169)
Distributions to Other Members	(2,053)	(2,052)
Net cash used in financing activities	(2,759)	(3,221)

Net increase (decrease) in cash and cash equivalents	1,162	(3,537)
Cash at beginning of year	2,873	6,410
Cash at end of year	$4,035	$2,873

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$85	$124
Cash paid during the year for taxes	$1	$10

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$228	$228
Options - short position sold through due to/from affiliate	$50	$—
Conversion of warrants to equity securities	$—	$134

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

As of December 31, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2021 and 2020, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per data.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts on accounts receivable and reserve for credit losses on notes receivable.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2021 and 2020, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Investment in securities:

From time to time, the Company may receive rights to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $308 thousand and $1.4 million of investment securities for the years ended December 31, 2021 and 2020, respectively. Such investment securities represent warrants with a fair market value of $134 thousand that were net exercised and converted to equity securities in December 2020. The Company recorded $521 thousand of unrealized losses and $1.3 million of unrealized gains on its investment securities for the years ended December 31, 2021 and 2020, respectively. During 2021, the Company sold investment securities valued at approximately $619 thousand and realized a $78 thousand gain on the sale. The Company had no equity securities prior to the fourth quarter of 2020.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $142 thousand and $187 thousand for the years ended December 31, 2021 and 2020, respectively. The Company recorded unrealized losses of $45 thousand and unrealized gains of $410 thousand on fair valuation of its warrants during 2021 and 2020, respectively.

Options - short position

During the year ended December 31, 2021, the Fund had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Fund recorded a liability for the initial options value totaling $38 thousand and $12 thousand, respectively. The options contracts both expired on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The options are measured at fair value at least quarterly. During the year ended December 31, 2021, the Fund recorded unrealized gains totaling $49 thousand related to the options. Such unrealized gains reflect changes in the fair value of the options, and effectively reduces the liability related to the options. As of December 31, 2021, such liability totaled $1 thousand.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. The related provision for state income taxes was $4 thousand and $10 thousand for the years ended December 31, 2021 and 2020, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2021 and 2020 as follows (in thousands):

	2021	2020
Financial statement basis of net assets	$10,501	$13,213
Tax basis of net assets (unaudited)	9,214	9,705
Difference	$1,287	$3,508

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Net (loss) income per financial statements	$(659)	$597
Tax adjustments (unaudited):
Adjustment to depreciation expense	(246)	(138)
Provision for losses and doubtful accounts	(20)	20
Adjustments to revenues	510	(1,312)
Adjustments to gain on sales of assets	1,974
Other	2	416
Loss per federal tax return (unaudited)	$1,561	$(417)

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

As of December 31, 2021 and 2020, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage
	of Total Equipment Cost
Industry	2021	2020
Construction	22%	19%
Chemical	18%	15%
Transportation, air	15%	13%
Transportation, rail	13%	23%

During 2021 and 2020, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing
		and Lending Revenues
Lessee	Type of Equipment	2021	2020
Aggregate Industries Management, Inc.	Mining	20%	20%
Union Pacific Railroad Company	Railroad	18%	21%
Mosaic Fertilizer, LLC	Material Handling	16%	10%

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company had various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2021, all of such notes have been paid in full and terminated.

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
IDC amortization - notes receivable	$—	$2
IDC amortization - lease assets	31	48
Total	$31	$50

5. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	December 31,
	2020	Reclassifications	Expense	2021
Equipment under operating leases, net	$10,907	$(1,360)	$(1,544)	$8,003
Initial direct costs, net	104	—	(31)	73
Total	$11,011	$(1,360)	$(1,575)	$8,076

Impairment of equipment:

As a result of impairment reviews, management determined that no impairment losses existed for the years ended December 31, 2021 and 2020.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.5 million for both years ended December 31, 2021 and 2020. Total depreciation for 2021 and 2020 included $198 thousand and $54 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

IDC amortization expense related to the Company’s operating leases totaled $31 thousand and $48 thousand for the years ended December 31, 2021 and 2020, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2021.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	December 31,
	2020	Additions	or Dispositions	2021
Transportation, rail	$3,657	$—	$(1,934)	$1,723
Mining	2,749	—	—	2,749
Construction	2,892	—	833	3,725
Aviation	2,118	—	209	2,327
Paper processing	1,058	—	—	1,058
Marine vessel	1,041	—	(1,041)	—
Containers	860	—	(860)	—
Agriculture	742	—	—	742
Materials handling	960	355	—	1,315
Transportation, other	97	—	—	97
	16,174	355	(2,793)	13,736
Less accumulated depreciation	(5,267)	(1,544)	1,078	(5,733)
Total	$10,907	$(1,189)	$(1,715)	$8,003

The average estimated residual value for assets on operating leases was 28% and 35% of the assets’ original cost at December 31, 2021 and 2020, respectively. There were no operating leases in non-accrual status at both December 31, 2021 and 2020.

At December 31, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2022	$1,668
2023	1,609
2024	1,158
2025	528
2026	298
Thereafter	310
$5,571

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Accounts Receivable
Allowance for Doubtful
Accounts
Operating
Leases
Balance December 31, 2020	$20
Reversal of provision of credit loss	(20)
Balance December 31, 2021	$—

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

As of December 31, 2021, all of the Company’s financing receivables have been fully settled and terminated. At December 31, 2020, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes warrants – notes receivable discount) (in thousands):

Notes Receivable
2020
Pass	$424
Special mention	—
Substandard	—
Doubtful	—
Total	$424

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

At December 31, 2020, investment in financing receivables was aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2020	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$424	$424	$—

The Company had no financing receivables on non-accrual or impaired status at December 31, 2020.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2021 and 2020 as follows (in thousands):

	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$353	$327
Asset management fees to Managing Member	240	258
Acquisition and initial direct costs paid to Managing Member	20	71
	$613	$656

8. Non-recourse debt:

At December 31, 2021, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.82% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2021, gross operating lease rentals totaled approximately $1.8 million over the remaining lease terms and the carrying value of the pledged assets was $2.7 million. The notes mature from 2023 through 2028.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2022	$518	$61	$579
2023	522	39	561
2024	288	20	308
2025	73	13	86
2026	76	9	85
Thereafter	156	7	163
	$1,633	$149	$1,782

9. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital, as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions, well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. No syndication costs were incurred for the years ended December 31, 2021 and 2020.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2021, the Company had not recorded any syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2021 and 2020, borrowings under the Credit Facility were as follows (in thousands):

	2021	2020
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(730)	(5,879)
Total remaining available under the working capital, acquisition and warehouse facilities	$54,270	$49,121

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2021, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2021, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $10.5 million, 0.16 to 1, and 22.59 to 1, respectively, as of December 31, 2021. As such, as of December 31, 2021, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR plus 2.25% or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2021 and 2020.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2021, the investment program participants were the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

11. Commitments:

At December 31, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable..

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

13. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both December 31, 2021 and 2020, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	2021	2020
Distributions	$2,053	$2,052
Weighted average number of Units outstanding	2,565,749	2,565,749
Weighted average distributions per Unit	$0.80	$0.80

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

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s equipment portfolio, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

At December 31, 2021 and 2020, the Company’s warrants and investments securities were measured at fair value on a recurring basis. In addition, the Company’s options – short position were measured at fair value on a recurring basis at December 31, 2021. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2021 and 2020.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2021 and 2020, the calculated fair value of the Fund’s warrant portfolio approximated $142 thousand and $187 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2021	2020
Fair value of warrants at beginning of year	$187	$731
Warrants converted to securities	—	(134)
Unrealized loss on fair value adjustment for warrants	(45)	(410)
Fair value of warrants at end of year	$142	$187

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of December 31, 2021 and 2020, the calculated fair value of the Fund’s investment securities approximated $308 thousand and $1.4 million, respectively. Such valuations are classified within Level 1 of the valuation hierarchy.

The fair value of investment securities that were accounted for on a recurring basis as of the December 31, 2021 classified as Level 1 are as follows (in thousands):

	2021	2020
Fair value of securities at the beginning of year	$1,448	$—
Securities sold	(619)	—
Warrants converted to securities	—	134
Unrealized (loss) gain on fair value adjustment for equity securities	(521)	1,314
Fair value of investment securities at the end of year	$308	$1,448

Options – short position (recurring)

The liability associated with the Company’s options – short position contracts are measured at fair value based on the price of the publicly traded options contracts, with any changes in fair value recognized in the Company’s results of operations. The fair value of such options totaled $1 thousand as of December 31, 2021. There were no such options contracts in 2020.

The fair value of the options – short position that were accounted for on a recurring basis for year ended December 31, 2021 and classified as Level 1 are as follows (in thousands):

Fair value of options - short position at begnnning of year	$—
Options sold	50
Unrealized gain on fair valuation of options	(49)
Fair value of options - short position at end of year	$1

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2021 and 2020:

December 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	5.91 - 9.94 (6.06)
			Risk-free interest rate	1.35% - 1.58% (1.37%)
			Annualized volatility	37.90% - 115.04% (55.09%)

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $16.95 ($0.09)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	6.91 - 10.94 (7.06)
			Risk-free interest rate	0.65% - 1.58% (0.67%)
			Annualized volatility	40.36% - 115.04% (55.70%)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,035	$4,035	$—	$—	$4,035
Notes receivable, net	—	—	—	—	—
Investment in equity securities	308	308	—	—	308
Warrants, fair value	142	—	—	142	142
Financial liabilities:
Options - short position	1	1	—	—	1
Non-recourse debt	1,633	—	—	1,673	1,673

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,873	$2,873	$—	$—	$2,873
Notes receivable, net	390	—	—	396	396
Investment in equity securities	1,448	1,448	—	—	1,448
Warrants, fair value	187	—	—	187	187
Financial liabilities:
Non-recourse debt	2,339	—	—	2,438	2,438

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2021. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2021.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 71, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 68, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2021.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2021 and 2020 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2021, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2021 and 2020, the Company incurred audit fees with its principal auditors totaling $96 thousand and $99 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)		13
3	Balance Sheets at December 31, 2021 and 2020		14
4	Statements of Operations for the years ended December 31, 2021 and 2020		15
	Statements of Changes in Members’ Capital for the years ended December 31, 2021 and 2020		16
	Statements of Cash Flows for the years ended December 31, 2021 and 2020		17
	Notes to Financial Statements		18

2.	Financial Statement Schedules

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

	(4.1)	Description of the Registrant’s Securities
	(14.1)	Code of Ethics
	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	Inline XBRL Instance Document
	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
	(104)	The cover page for the Company’s Annual Report on Form 10-K for the year ended
December 31, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2022

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 18, 2022
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 18, 2022
Paritosh K. Choksi

/s/ Raymond A. Rigo	Vice President, Fund Controller of ATEL Financial Services, LLC (Managing Member)	March 18, 2022
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.