Form 10-Q
period 2022-03-31
ATEL 17, LLC
filed 2022-05-13
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2022

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

The number of Limited Liability Company Units outstanding as of April 30, 2022 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

MARCH 31, 2022 AND DECEMBER 31, 2021

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$3,846	$4,035
Due from Managing Member and affiliates	-	32
Accounts receivable, net	23	26
Investment in equity securities	124	308
Warrants, fair value	143	142
Investments in equipment and leases, net	7,722	8,076
Prepaid expenses and other assets	6	9
Total assets	$11,864	$12,628

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$37	$-
Accrued distributions to Other Members	228	228
Options - short position	-	1
Other	71	158
Non-recourse debt	1,506	1,633
Unearned operating lease income	111	107
Total liabilities	1,953	2,127

Members’ capital:
Managing Member	1	1
Other Members	9,910	10,500
Total Members’ capital	9,911	10,501
Total liabilities and Members’ capital	$11,864	$12,628

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$472	$562
Notes receivable interest income	-	21
Gain on sales of lease assets	181	-
Other revenue	19	-
Total operating revenues	672	583

Operating expenses:
Depreciation of operating lease assets	344	377
Asset management fees to Managing Member	57	66
Acquisition expense	2	-
Cost reimbursements to Managing Member and/or affiliates	80	90
Amortization of initial direct costs	7	9
Interest expense	17	24
Professional fees	24	74
Outside services	14	8
Taxes on income and franchise fees	1	1
Bank charges	9	8
Other expense	12	10
Total operating expenses	567	667
Net income (loss) from operations	105	(84)

Other loss:
Gain on sale of securities	-	11
Realized gain on sale of options	1	-
Unrealized loss on fair value adjustment for equity securities	(184)	(42)
Unrealized gain (loss) on fair value adjustment for warrants	1	(28)
Total other loss	(182)	(59)
Net loss	$(77)	$(143)

Net loss:
Managing Member	-	-
Other Members	$(77)	$(143)
	$(77)	$(143)

Net loss per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.06)
Weighted average number of Units outstanding	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	2,565,749	$10,500	$1	$10,501
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(77)	-	(77)
Balance March 31, 2022	2,565,749	$9,910	$1	$9,911

	Three Months Ended March 31, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	2,565,749	$13,212	$1	$13,213
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(143)	-	(143)
Balance March 31, 2021	2,565,749	$12,556	$1	$12,557

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net loss	$(77)	$(143)
Adjustment to reconcile net loss to net cash provided by operating activities:
Gain on sales of lease assets	(181)	-
Accretion of note discount - warrants	-	(10)
Depreciation of operating lease assets	344	377
Amortization of initial direct costs	7	9
Gain on sale of securities	-	(11)
Realized gain on sale of options	(1)	-
Unrealized loss on fair value adjustment for securities	184	42
Unrealized (gain) loss on fair value adjustment for warrants	(1)	28
Changes in operating assets and liabilities:
Accounts receivable	3	(9)
Due from/to Managing Member and affiliates	(18)	12
Prepaid expenses and other assets	3	3
Accounts payable, other	(87)	(4)
Accrued liabilities, affiliates	37	72
Unearned operating lease income	4	(19)
Net cash provided by operating activities	217	347

Investing activities:
Purchases of equipment under operating leases	(118)	-
Proceeds from sale of securities	-	79
Proceeds from sale of options	50	-
Proceeds from sales of lease assets	302	-
Principal payments received on notes receivable	-	128
Net cash provided by investing activities	234	207

Financing activities:
Repayments under non-recourse debt	(127)	(250)
Distributions to Other Members	(513)	(513)
Net cash used in financing activities	(640)	(763)

Net decrease in cash and cash equivalents	(189)	(209)
Cash at beginning of period	4,035	2,873
Cash at end of period	$3,846	$2,664

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17	$24
Cash paid during the period for taxes	$4	$-

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$228
Options - short position sold through due to/from affiliate	$—	$50

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

As of March 31, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company. (See Note 4, Related party transactions.) The Company is required to maintain reasonable cash reserves for working capital, for the repurchase of Units and for contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2022, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts on accounts receivable.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues for the three months ended March 31, 2022 and 2021, and long-lived assets as of March 31, 2022 and December 31, 2021 relate to customers domiciled in the United States.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Investment in securities:

From time to time, the Company may receive rights to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $124 thousand and $308 thousand of investment in equity securities as of March 31, 2022 and December 31, 2021, respectively. All of such securities were publicly held and had readily determinable fair values. The Company recorded unrealized losses of $184 thousand and $42 thousand on its investment in equity securities for the three months ended March 31, 2022 and 2021, respectively. The Company also recorded gains of $11 thousand on sales of securities for the three-month period ended March 31, 2021. There were no such sales during the current period.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $143 thousand and $142 thousand as of March 31, 2022 and December 31, 2021, respectively. The Company recorded unrealized gains of $1 thousand and unrealized losses of $28 thousand on fair valuation of its warrants for the three months ended March 31, 2022 and 2021, respectively.

Options - short position

During the third quarter of 2021, the Company had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Company recorded a liability for the initial options value totaling $38 thousand and $12 thousand, respectively. During the year ended December 31, 2021, the Company recorded unrealized gains totaling $49 thousand related to the options. Such unrealized gains reflected changes in the fair value of the options and effectively reduced the liability related to the options. The options contracts both expired on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The Company realized gains totaling $1 thousand related to the expiration of the options.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are reviewed each to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

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

3. Investment in equipment and leases, net:

The Company’s investments in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	March 31,
	2021	Reclassifications	Expense	2022
Equipment under operating leases, net	$8,003	$(47)	$(344)	$7,612
Asset held for sale or lease, net	-	44	-	44
Initial direct costs, net	73	-	(7)	66
Total	$8,076	$(3)	$(351)	$7,722

Impairment of equipment:

As a result of impairment reviews, management determined that no impairment losses existed for the periods ended March 31, 2022 and 2021.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $344 thousand and $377 thousand for the three months ended March 31, 2022 and 2021, respectively. Total depreciation for the three-month periods ended March 31, 2022 and 2021 included $7 thousand and $31 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

IDC amortization expense related to the Company’s operating leases totaled $7 thousand and $9 thousand for the three-month periods ended March 31, 2022 and 2021, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2021	Additions	or Dispositions	2022
Transportation, rail	$1,723	$—	$—	$1,723
Mining	2,749	—	—	2,749
Construction	3,725	—	(222)	3,503
Aviation	2,327	—	—	2,327
Paper processing	1,058	—	—	1,058
Agriculture	742	—	(742)	—
Materials handling	1,315	118	—	1,433
Transportation, other	97	—	—	97
	13,736	118	(964)	12,890
Less accumulated depreciation	(5,733)	(344)	799	(5,278)
Total	$8,003	$(226)	$(165)	$7,612

The average estimated residual value for assets on operating leases was 26% and 28% of the assets’ original cost at March 31, 2022 and December 31, 2021, respectively. There were no operating leases in non-accrual status at March 31, 2022 and December 31, 2021.

At March 31, 2022, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2022	$1,272
Year ending December 31, 2023	1,637
2024	1,186
2025	533
2026	298
Thereafter	310
$5,236

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Containers	15 - 20
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three months ended March 31, 2022 and 2021 as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Administrative costs reimbursed to Managing Member and/or affiliates	$80	$90
Asset management fees to Managing Member	57	66
Acquisition and initial direct costs paid to Managing Member	2	—
	$139	$156

5. Non-recourse debt:

At March 31, 2022, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.82% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2022 gross operating lease rentals totaled approximately $1.6 million over the remaining lease terms and the carrying value of the pledged assets was $2.6 million. The notes mature from 2023 through 2028.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2022	$391	$44	$435
Year ending December 31, 2023	522	39	561
2024	288	20	308
2025	73	13	86
2026	76	9	85
Thereafter	156	8	164
	$1,506	$133	$1,639

6. Borrowing facilities:

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

As of March 31, 2022 and December 31, 2021, borrowings under the Credit Facility were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(12,650)	(730)
Total remaining available under the working capital, acquisition and warehouse facilities	$42,350	$54,270

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2022, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2022, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. At March 31, 2022, the Company’s minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement, were $9.9 million, 0.15 to 1, and 26.13 to 1, respectively. As such, as of March 31, 2022, the Company’s leverage ratio and interest coverage ratio were in compliance with the conditions of the Credit Facility. However, the Company’s Tangible Net Worth did not meet the requirements of the Credit Facility. Accordingly, the Fund will not be able to borrow from the Credit Facility unless all material covenants are met. The Company does not anticipate that such inability to borrow from the Credit Facility will have any material impact on future operations.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR plus 2.25% or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2022 and December 31, 2021.

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

As of March 31, 2022, the investment program participants were the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

7. Commitments and contingencies:

At March 31, 2022, there was a commitment to purchase lease assets totaling $16 thousand. This amount represents contract awards which may be canceled by the prospective investee or may not be accepted by the Company.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both March 31, 2022 and December 31, 2021, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2022 and 2021 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2022	2021
Distributions	$513	$513
Weighted average number of Units outstanding	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2022 and December 31, 2021 the Company’s warrants and investment securities were measured on a recurring basis. In addition, at December 31, 2021, the Company’s options - short position were also measured on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2022 and December 31, 2021, the calculated fair value of the Fund’s warrant portfolio approximated $143 thousand and $142 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Fair value of warrants at beginning of period	$142	$187
Unrealized gain (loss) on fair value adjustment for warrants	1	(28)
Fair value of warrants at end of period	$143	$159

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of March 31, 2022 and December 31, 2021, the calculated fair value of the Fund’s investment securities approximated $124 thousand and $308 thousand, respectively. Such valuations are classified within Level 1 of the valuation hierarchy.

The fair value of investment securities that were accounted for on a recurring basis for the three months ended March 31, 2022 and 2021 and classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Fair value of securities at beginning of period	$308	$1,448
Securities sold	—	(68)
Unrealized loss on fair value adjustment for equity securities	(184)	(42)
Fair value of investment securities at the end of period	$124	$1,338

Options – short position (recurring)

The liability associated with the Company’s options – short position contracts were measured at fair value based on the price of the publicly traded options contracts, with any changes in fair value recognized in the Company’s results of operations. During the year ended December 31, 2021, the Company recorded $49 thousand of unrealized gains on the options, which reduced the $50 thousand initial value of the options to $1 thousand at December 31, 2021. The options both expired on January 22, 2022, upon which the Company realized $1 thousand of gains on the transactions.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2022 and December 31, 2021:

March 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	5.66 - 9.70 (5.82)
			Risk-free interest rate	1.58% - 2.41% (2.40%)
			Annualized volatility	0.00% - 115.04% (55.11%)

December 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	5.91 - 9.94 (6.06)
			Risk-free interest rate	1.35% - 1.58% (1.37%)
			Annualized volatility	37.90% - 115.04% (55.09%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,846	$3,846	$—	$—	$3,846
Investment in equity securities	124	124	—	—	124
Warrants, fair value	143	—	—	143	143
Financial liabilities:
Non-recourse debt	1,506	—	—	1,508	1,508

	Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,035	$4,035	$—	$—	$4,035
Investment in equity securities	308	308	—	—	308
Warrants, fair value	142	—	—	142	142
Financial liabilities:
Options - short position	1	1	—	—	1
Non-recourse debt	1,633	—	—	1,673	1,673

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

Results of Operations

The three months ended March 31, 2022 versus the three months ended March 31, 2021

The Company had net losses of $77 thousand and $143 thousand for the three months ended March 31, 2022 and 2021, respectively. The results for the first quarter of 2022 reflect an increase in total operating revenues and a decrease in total operating expenses partially offset by an increase in other loss related to the Company’s warrants and equity securities.

Revenues

Operating revenues totaled $672 thousand and $583 thousand for three months ended March 31, 2022 and 2021, respectively. The $89 thousand, or 15%, increase in revenues was attributable to increases in gain on sales of lease assets and other revenue, partially offset by decrease in operating leases revenue, and the absence of notes receivable interest income during the current quarter.

During the current quarter, the Company realized $181 thousand of gains on the sale of recently returned equipment which were under month-to-month extensions; and recorded $19 thousand of other revenue related to deferred maintenance fees on certain returned equipment. There were no such sales or fees during the prior year period.

The aforementioned increases in revenues were partially offset by a $90 thousand net decline in operating lease revenues, which was attributable to lease run-off and disposition of lease assets. In addition, notes receivable interest income was zero for the current period, as compared to $21 thousand for the prior year period, as all the Company’s notes receivable have been paid in full and terminated as of December 31, 2021.

Expenses

Operating expenses totaled $567 thousand and $667 thousand for the three months ended March 31, 2022 and 2021, respectively. The $100 thousand, or 15%, decline in expenses was primarily due to decreases in professional fees and depreciation expense. Professional fees declined by $50 thousand largely due to timing differences in receipt of services and billings, while depreciation expense decreased by $33 thousand due to lease portfolio run-off and dispositions of lease assets.

Other loss

During periods ended March 31, 2022 and 2021, the Company recorded other losses totaling $182 thousand and $59 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. Adverse changes to prices of the Company’s publicly traded equity securities during the current quarter resulted in $184 thousand of unrealized losses. Such losses were partially offset by an unrealized gain of $1 thousand on fair valuation of the Company’s warrants and realized gains of $1 thousand on the expiration of options sold. By comparison, during the prior year period, the Company recorded unrealized losses of $70 thousand on fair valuation of its equity securities and warrants. Such losses were partially offset by realized gains of $11 thousand on sales of equity securities.

Capital Resources and Liquidity

At March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents totaled $3.8 million and $4.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$217	$347
Investing activities	234	207
Financing activities	(640)	(763)
Net decrease in cash and cash equivalents	$(189)	$(209)

During the respective three months ended March 31, 2022 and 2021, the Company’s main source of liquidity were cash flows from its portfolio of operating lease contracts. During the current quarter, the Company also received $302 thousand of proceeds from sales of lease assets and $50 thousand of proceeds from the sale of options – short position contracts. By comparison, during the prior year quarter, the Company received $128 thousand of principal payments on its investments in notes receivable and $79 thousand of proceeds from sales of equity securities.

During the respective three months ended March 31, 2022 and 2021, cash was primarily used to pay distributions, repay borrowings under non-recourse debt and acquire assets. Cash used to pay distributions totaled $513 thousand for each of the three-month periods ended March 31, 2022 and 2021; and repayments of non-recourse debt totaled $127 thousand and $250 thousand for the three months ended March 31, 2022 and 2021, respectively. In addition, cash used to acquire lease assets totaled $118 thousand for the current quarter. There were no lease asset acquisitions during the prior year quarter. Cash was also used to pay invoices related to management fees and expenses, and other payables in both three-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2022, and paid through March 31, 2022. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2022 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		—		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		—		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,053		—		2,053		0.80	2,565,749
Dec 2021 - Feb 2022	Jan 2022 - Mar 2022	513		—		513		0.20	2,565,749

		$10,745		$—		$10,745		$4.82
Source of distributions
Lease and loan payments and sales proceeds received		$10,745	100.00%	$—	0.00%	$10,745	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2021, and December 1, 2021- February 28, 2022, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2022, there was a commitment to purchase lease assets totaling $16 thousand. This amount represents contract awards which may be canceled by the prospective investee or may not be accepted by the Company.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Company’s significant accounting policies since December 31, 2021.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
March 31, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2022

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
Raymond A. Rigo
Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)