Form 10-Q
period 2022-06-30
ATEL 17, LLC
filed 2022-08-12
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2022

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

The number of Limited Liability Company Units outstanding as of July 31, 2022 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

JUNE 30, 2022 AND DECEMBER 31, 2021

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$3,433	$4,035
Due from Managing Member and affiliates	-	32
Accounts receivable, net	28	26
Investment in equity securities	52	308
Warrants, fair value	144	142
Investments in equipment and leases, net	7,338	8,076
Prepaid expenses and other assets	1	9
Total assets	$10,996	$12,628

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$27	$-
Accrued distributions to Other Members	228	228
Options - short position	-	1
Other	54	158
Non-recourse debt	1,377	1,633
Unearned operating lease income	114	107
Total liabilities	1,800	2,127

Members’ capital:
Managing Member	1	1
Other Members	9,195	10,500
Total Members’ capital	9,196	10,501
Total liabilities and Members’ capital	$10,996	$12,628

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$423	$545	$895	$1,107
Notes receivable interest income	-	17	-	38
Gain on sales of lease assets	27	-	208	-
Other revenue	4	1	23	1
Total operating revenues	454	563	1,126	1,146

Operating expenses:
Depreciation of operating lease assets	342	379	686	756
Asset management fees to Managing Member	55	65	112	131
Acquisition expense	-	14	2	14
Cost reimbursements to Managing Member and/or affiliates	76	92	156	182
Amortization of initial direct costs	8	6	15	15
Interest expense	16	21	33	45
Professional fees	59	27	83	101
Outside services	8	11	22	19
Taxes on income and franchise fees	2	1	3	2
Bank charges	7	8	16	16
Other expense	12	6	24	16
Total operating expenses	585	630	1,152	1,297
Net loss from operations	(131)	(67)	(26)	(151)

Other income (loss):
Gain on sale of securities	-	67	-	78
Realized gain on sale of options	-	-	1	-
Unrealized (loss) gain on fair value adjustment for equity securities	(72)	111	(256)	69
Unrealized gain (loss) on fair value adjustment for warrants	1	(2)	2	(30)
Total other (loss) income	(71)	176	(253)	117
Net (loss) income	$(202)	$109	$(279)	$(34)

Net (loss) income:
Managing Member	$-	$-	$-	$-
Other Members	(202)	109	(279)	(34)
	$(202)	$109	$(279)	$(34)

Net (loss) income per Limited Liability Company Unit - Other Members	$(0.08)	$0.04	$(0.11)	$(0.01)
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2022	2,565,749	$9,910	$1	$9,911
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(202)	-	(202)
Balance June 30, 2022	2,565,749	$9,195	$1	$9,196

	Six Months Ended June 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	2,565,749	$10,500	$1	$10,501
Distributions to Other Members ($0.40 per Unit)	-	(1,026)	-	(1,026)
Net loss	-	(279)	-	(279)
Balance June 30, 2022	2,565,749	$9,195	$1	$9,196

	Three Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2021	2,565,749	$12,556	$1	$12,557
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net income	-	109	-	109
Balance June 30, 2021	2,565,749	$12,152	$1	$12,153

	Six Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	2,565,749	$13,212	$1	$13,213
Distributions to Other Members ($0.40 per Unit)	-	(1,026)	-	(1,026)
Net loss	-	(34)	-	(34)
Balance June 30, 2021	2,565,749	$12,152	$1	$12,153

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net loss	$(279)	$(34)
Adjustment to reconcile net loss to net cash provided by operating activities:
Gain on sales of lease assets	(208)	-
Accretion of note discount - warrants	-	(20)
Depreciation of operating lease assets	686	756
Amortization of initial direct costs	15	15
Gain on sale of securities	-	(78)
Realized gain on sale of options	(1)	-
Unrealized loss (gain) on fair value adjustment for equity securities	256	(69)
Unrealized (gain) loss on fair value adjustment for warrants	(2)	30
Changes in operating assets and liabilities:
Accounts receivable	(2)	(7)
Due from/to Managing Member and affiliates	9	55
Prepaid expenses and other assets	8	3
Accounts payable, other	(104)	(1)
Unearned operating lease income	7	(20)
Net cash provided by operating activities	385	630

Investing activities:
Purchases of equipment under operating leases	(134)	(355)
Proceeds from sale of securities	-	79
Proceeds from sale of options	50	-
Proceeds from sales of equipment under operating leases	379	-
Principal payments received on notes receivable	-	260
Net cash provided by (used in) investing activities	295	(16)

Financing activities:
Repayments under non-recourse debt	(256)	(433)
Distributions to Other Members	(1,026)	(1,026)
Net cash used in financing activities	(1,282)	(1,459)

Net decrease in cash and cash equivalents	(602)	(845)
Cash at beginning of period	4,035	2,873
Cash at end of period	$3,433	$2,028

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$33	$46
Cash paid during the period for taxes	$13	$-

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$228

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

As of June 30, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2022, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues for the three and six months ended June 30, 2022 and 2021, and long-lived assets as of June 30, 2022 and December 31, 2021 relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $52 thousand and $308 thousand of investment in equity securities as of June 30, 2022 and December 31, 2021, respectively. All of such securities were publicly held and had readily determinable fair values. During the three months ended June 30, 2022 and 2021, the Company recorded unrealized losses of $72 thousand and unrealized gains of $111 thousand on its investment securities. During the six months ended June 30, 2022 and 2021, the Company recorded unrealized losses of $256 thousand and unrealized gains of $69 thousand. There were no impairment losses on securities during the three and six months ended June 30, 2022 and 2021. During the prior year three- and six-month periods, the Company recorded gains of $67 thousand and $78 thousand on sales of securities. There were no such sales during the current period.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $144 thousand and $142 thousand as of June 30, 2022 and December 31, 2021, respectively. The Company recorded unrealized gains of $1 thousand and unrealized losses of $2 thousand on fair valuation of its warrants for the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded unrealized gains of $2 thousand and unrealized losses of $30 thousand, respectively.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

3. Investment in equipment and leases, net:

The Company’s investments in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	June 30,
	2021	Reclassifications	Expense	2022
Equipment under operating leases, net	$8,003	$(82)	$(686)	$7,235
Assets held for sale or lease, net	—	45	—	45
Initial direct costs, net	73	—	(15)	58
Total	$8,076	$(37)	$(701)	$7,338

Impairment of equipment:

As a result of impairment reviews, management determined that no impairment losses existed for the periods ended June 30, 2022 and 2021.

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $342 thousand and $379 thousand for the respective three months ended June 30, 2022 and 2021; and was $686 thousand and $756 thousand for the respective six months ended June 30, 2022 and 2021. Total depreciation for the prior year quarter included $35 thousand of additional depreciation recorded to reflect quarter-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There was no such adjustment recorded for the current quarter. Additional depreciation totaled $7 thousand and $31 thousand for the six months ended June 30, 2022 and 2021, respectively.

IDC amortization expense related to the Company’s operating leases totaled $8 thousand and $6 thousand for the three months ended June 30, 2022 and 2021, respectively, and was $15 thousand for each of the six-month periods ended June 30, 2022 and 2021.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	June 30,
	2021	Additions	or Dispositions	2022
Transportation, rail	$1,723	$—	$—	$1,723
Mining	2,749	—	—	2,749
Construction	3,725	—	(507)	3,218
Aviation	2,327	—	—	2,327
Paper processing	1,058	—	—	1,058
Agriculture	742	16	(742)	16
Materials handling	1,315	118	—	1,433
Transportation, other	97	—	—	97
	13,736	134	(1,249)	12,621
Less accumulated depreciation	(5,733)	(686)	1,033	(5,386)
Total	$8,003	$(552)	$(216)	$7,235

The average estimated residual value for assets on operating leases was 27% and 28% of the assets’ original cost at June 30, 2022 and December 31, 2021, respectively. There were no operating leases in non-accrual status at June 30, 2022 and December 31, 2021.

At June 30, 2022, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2022	$855
Year ending December 31, 2023	1,652
2024	1,191
2025	535
2026	301
Thereafter	311
$4,845

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and six months ended June 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Administrative costs reimbursed to Managing Member and/or affiliates	$76	$92	$156	$182
Asset management fees to Managing Member	55	65	112	131
Acquisition and initial direct costs paid to Managing Member	—	14	2	14
	$131	$171	$270	$327

5. Non-recourse debt:

At June 30, 2022, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.82% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2022, remaining gross operating lease rentals totaled approximately $1.5 million over the remaining lease terms and the carrying value of the pledged assets was $2.4 million. The notes mature from 2023 through 2028.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2022	$262	$28	$290
Year ending December 31, 2023	522	39	561
2024	288	20	308
2025	73	13	86
2026	76	9	85
Thereafter	156	7	163
	$1,377	$116	$1,493

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

As of June 30, 2022 and December 31, 2021, borrowings under the Credit Facility were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(5,700)	(730)
Total remaining available under the working capital, acquisition and warehouse facilities	$49,300	$54,270

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2022, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2022, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. At June 30, 2022, the Company’s minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement, were $9.2 million, 0.16 to 1, and 28.22 to 1, respectively. As such, as of June 30, 2022, the Company’s leverage ratio and interest coverage ratio were in compliance with the conditions of the Credit Facility. However, the Company’s Tangible Net Worth did not meet the requirements of the Credit Facility. Accordingly, the Fund will not be able to borrow from the Credit Facility unless all material covenants are met. The Company does not anticipate that such inability to borrow from the Credit Facility will have any material impact on future operations.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR plus 2.25% or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, the Company is the sole participant in the investment program. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

7. Commitments and contingencies:

At June 30, 2022, there was no commitment to purchase lease assets.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both June 30, 2022 and December 31, 2021, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Distributions	$513	$513	$1,026	$1,026
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20	$0.40	$0.40

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2022 and December 31, 2021 the Company’s warrants and investment securities were measured on a recurring basis. In addition, at December 31, 2021, the Company’s options - short position were also measured on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2022 and December 31, 2021, the calculated fair value of the Fund’s warrant portfolio approximated $144 thousand and $142 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fair value of warrants at beginning of period	$143	$159	$142	$187
Unrealized gain (loss) on fair value adjustment for warrants	1	(2)	2	(30)
Fair value of warrants at end of period	$144	$157	$144	$157

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of June 30, 2022 and December 31, 2021, the calculated fair value of the Fund’s investment securities approximated $52 thousand and $308 thousand, respectively. Such valuations are classified within Level 1 of the valuation hierarchy.

The fair value of investment securities that were accounted for on a recurring basis for the three and six months ended June 30, 2022 and 2021 and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fair value of securities at the beginning of period	$124	$1,338	$308	$1,448
Securities sold	—	(551)	—	(619)
Unrealized (loss) gain on fair value adjustment for equity securities	(72)	111	(256)	69
Fair value of investment securities at the end of period	$52	$898	$52	$898

Options - short position (recurring)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June  30, 2022 and December 31, 2021:

June 30, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	5.41 - 9.45 (5.57)
			Risk-free interest rate	1.58% - 3.03% (3.01%)
			Annualized volatility	39.50% - 115.04% (55.92%)

December 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	5.91 - 9.94 (6.06)
			Risk-free interest rate	1.35% - 1.58% (1.37%)
			Annualized volatility	37.90% - 115.04% (55.09%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at June 30, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,433	$3,433	$—	$—	$3,433
Investment in equity securities	52	52	—	—	52
Warrants, fair value	144	—	—	144	144
Financial liabilities:
Non-recourse debt	1,377	—	—	1,364	1,364

	Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,035	$4,035	$—	$—	$4,035
Investment in equity securities	308	308	—	—	308
Warrants, fair value	142	—	—	142	142
Financial liabilities:
Options - short position	1	1	—	—	1
Non-recourse debt	1,633	—	—	1,673	1,673

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

Results of Operations

The three months ended June 30, 2022 versus the three months ended June 30, 2021

The Company had a net loss of $202 thousand and net income of $109 thousand for the three months ended June 30, 2022 and 2021, respectively. The current quarter results reflect a decrease in total operating revenues and total operating expenses, and an unfavorable change in other (loss) income related to the Company’s investment securities and warrants.

Revenues

Total operating revenues declined by $109 thousand, or 19%, primarily due to the $122 thousand decrease in operating lease revenues. Such decrease was attributable to lease run-off and dispositions of lease assets.

Expenses

Total operating expenses decreased by $45 thousand, or 7%, primarily due to decreases in depreciation of operating lease assets, cost reimbursements to the Managing Member, acquisition expense and asset management fees to Managing Member. Such decreases were partially offset by an increase in professional fees.

The decrease in depreciation totaled $37 thousand and was attributable to lease run-off and dispositions of lease assets since June 30, 2021. Costs reimbursed to the Manager were lower by $16 thousand largely due to lower allocated costs associated with the continued decline of the Fund’s asset base. In addition, acquisition expense declined by $14 thousand due to a period over period decline in acquisition activity; and management fees were reduced by $10 thousand due to a decrease in managed assets and related rents. Partially offsetting the aforementioned decreases was a $32 thousand increase in professional fees, which can be attributed to timing differences between receipt of services and billings.

Other (loss) income

During the three months ended June 30, 2022 and 2021, the Company recorded other loss of $71 thousand and other income of $176 thousand, respectively. The other loss recorded during the current quarter primarily reflects a $72 thousand unrealized loss related to a decline in the fair value of the Fund’s publicly traded equity securities. Other income for the prior year quarter reflected unrealized gains of $111 thousand related to a favorable change to the price of the same publicly traded equity securities at June 30, 2021. In addition, the prior year period amount included a $67 gain realized from the sale of equity securities. There were no such sales during the current quarter.

The six months ended June 30, 2022 versus the six months ended June 30, 2021

The Company had net losses of $279 thousand and $34 thousand for the six months ended June 30, 2022 and 2021, respectively. The results for the first six months of 2022 reflect decreases in total operating revenues and expenses, and an unfavorable change in other (loss) income primarily related to the Company’s investment securities and warrants.

Revenues

Total operating revenues for the first six months of 2022 declined by $20 thousand when compared to the prior year period. Such decrease was comprised of decreases in operating lease revenues and notes receivable interest income partially offset by increases in gains on sales of lease assets and in other revenue.

Operating lease revenues decreased by $212 thousand largely due to lease run-off and sales of lease assets since June 30, 2021; while notes receivable interest income declined by $38 thousand, and was zero during the first six months of 2022, as all the Fund’s notes receivable have been paid in full and terminated as of December 31, 2021. Partially offsetting such decreases were increases in gains on sales of lease assets and other revenue totaling $208 thousand and $22 thousand, respectively. The increase in gains on sales of lease assets was attributable to the absence of lease asset sales activity during the prior year period, while the increase in other revenue reflects higher deferred maintenance fees received on certain returned equipment with excessive wear and tear.

Expenses

Total operating expenses decreased by $145 thousand, or 11%, largely due to decreases in depreciation of operating lease assets, cost reimbursements to the Managing Member, asset management fees, professional fees and acquisition expense.

Depreciation of operating lease assets decreased by $70 thousand due to lease run-off and sales of lease assets, while cost reimbursements to the Managing Member declined by $26 thousand due to the continued decline of the Company’s asset base. Likewise, asset management fees were lower by $19 thousand due to the decline in managed assets and related rents. Professional fees decreased by $18 thousand due to timing differences in receipt of services and billings, and acquisition expense was reduced by $12 thousand due to the period over period decline in acquisition activity.

Other (loss) income

During the six months ended June 30, 2022 and 2021, the Company recorded other loss of $253 thousand and other income of $117 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. Adverse changes to prices of the Company’s publicly traded equity securities during the current six-month period resulted in $256 thousand of unrealized losses. Such losses were partially offset by an unrealized gain of $2 thousand on fair valuation of the Company’s warrants and realized gains of $1 thousand on the expiration of options sold. By comparison, during the prior year period, the Company recorded unrealized gains of $69 thousand on a favorable change to prices of publicly traded equity securities, and unrealized losses of $30 thousand on fair valuation of warrants. In addition, the Company realized $78 thousand of gain from the sale of securities. There were no such sales during the current period.

Capital Resources and Liquidity

At June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents totaled $3.4 million and $4.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$385	$630
Investing activities	295	(16)
Financing activities	(1,282)	(1,459)
Net decrease in cash and cash equivalents	$(602)	$(845)

During the respective six months ended June 30, 2022 and 2021, the Company’s main source of liquidity were cash flows from its portfolio of operating lease contracts. During the current period, the Company also received $379 thousand of proceeds from sales of lease assets and $50 thousand of proceeds from the sale of options - short position contracts. By comparison, during the prior year period, the Company received $260 thousand of principal payments on its investments in notes receivable and $79 thousand of proceeds from sales of equity securities.

During the respective six months ended June 30, 2022 and 2021, cash was primarily used to pay distributions, repay borrowings under non-recourse debt, and acquire assets. Cash used to pay distributions totaled $1.0 million for each of the six-month periods ended June 30, 2022 and 2021; and repayments of non-recourse debt totaled $256 thousand and $433 thousand for the six months ended June 30, 2022 and 2021, respectively. In addition, cash used to acquire lease assets totaled $134 thousand and $355 thousand for the six months ended June 30, 2022 and 2021, respectively. Cash was also used to pay invoices related to management fees and expenses, and other payables in both six-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2016.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2022, and paid through June 30, 2022. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2022 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		—		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		—		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,052		—		2,052		0.80	2,565,749
Dec 2021 - May 2022	Jan 2022 - Jun 2022	1,026		—		1,026		0.40	2,565,749

		$11,257		$—		$11,257		$5.02
Source of distributions
Lease and loan payments and sales proceeds received		$11,257	100.00%	$—	0.00%	$11,257	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2021, and December 1, 2021- May 31, 2022, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2022, there was no commitment to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
June 30, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2022

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