Form 10-Q
period 2022-09-30
ATEL 17, LLC
filed 2022-11-14
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2022

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

The number of Limited Liability Company Units outstanding as of October 31, 2022 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$3,062	$4,035
Due from Managing Member and affiliates	-	32
Accounts receivable, net	37	26
Investment in equity securities	42	308
Warrants, fair value	145	142
Investments in equipment and leases, net	6,936	8,076
Prepaid expenses and other assets	9	9
Total assets	$10,231	$12,628

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$26	$-
Accrued distributions to Other Members	228	228
Options - short position	-	1
Other	68	158
Non-recourse debt	1,247	1,633
Unearned operating lease income	112	107
Total liabilities	1,681	2,127

Members’ capital:
Managing Member	1	1
Other Members	8,549	10,500
Total Members’ capital	8,550	10,501
Total liabilities and Members’ capital	$10,231	$12,628

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$445	$616	$1,340	$1,723
Notes receivable interest income	-	14	-	52
Gain (loss) on sales of lease assets	(6)	(111)	202	(111)
Other revenue	-	-	23	1
Total operating revenues	439	519	1,565	1,665

Operating expenses:
Depreciation of operating lease assets	348	423	1,034	1,179
Asset management fees to Managing Member	53	64	165	195
Acquisition expense	2	3	4	17
Cost reimbursements to Managing Member and/or affiliates	74	92	230	274
Amortization of initial direct costs	6	9	21	24
Interest expense	14	20	47	65
Professional fees	43	26	126	127
Outside services	8	17	30	36
Taxes on income and franchise fees	1	1	4	3
Bank charges	8	9	24	25
Other expense	6	12	30	28
Total operating expenses	563	676	1,715	1,973
Net loss from operations	(124)	(157)	(150)	(308)

Other loss:
Gain on sale of securities	-	-	-	78
Realized gain on sale of options	-	-	1	-
Unrealized loss on fair value adjustment for equity securities	(10)	(492)	(266)	(423)
Unrealized gain (loss) on fair value adjustment for warrants	1	4	3	(26)
Unrealized gain on fair value of options	-	34	-	34
Total other loss	(9)	(454)	(262)	(337)
Net loss	$(133)	$(611)	$(412)	$(645)

Net loss:
Managing Member	$-	$-	$-	$-
Other Members	(133)	(611)	(412)	(645)
	$(133)	$(611)	$(412)	$(645)

Net loss per Limited Liability Company Unit - Other Members	$(0.05)	$(0.24)	$(0.16)	$(0.25)
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2022	2,565,749	$9,195	$1	$9,196
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(133)	-	(133)
Balance September 30, 2022	2,565,749	$8,549	$1	$8,550

	Nine Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	2,565,749	$10,500	$1	$10,501
Distributions to Other Members ($0.60 per Unit)	-	(1,539)	-	(1,539)
Net loss	-	(412)	-	(412)
Balance September 30, 2022	2,565,749	$8,549	$1	$8,550

	Three Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2021	2,565,749	$12,152	$1	$12,153
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(611)	-	(611)
Balance September 30, 2021	2,565,749	$11,028	$1	$11,029

	Nine Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	2,565,749	$13,212	$1	$13,213
Distributions to Other Members ($0.60 per Unit)	-	(1,539)	-	(1,539)
Net loss	-	(645)	-	(645)
Balance September 30, 2021	2,565,749	$11,028	$1	$11,029

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net loss	$(412)	$(645)
Adjustment to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sales of lease assets	(202)	111
Accretion of note discount - warrants	-	(32)
Depreciation of operating lease assets	1,034	1,179
Amortization of initial direct costs	21	24
Provision for credit losses	-	(17)
Gain on sale of securities	-	(78)
Realized gain on sale of options	(1)	-
Unrealized gain on sale of options	-	(34)
Unrealized loss on fair value adjustment for equity securities	266	423
Unrealized (gain) loss on fair value adjustment for warrants	(3)	26
Changes in operating assets and liabilities:
Accounts receivable	(11)	30
Due from/to Managing Member and affiliates	8	69
Prepaid expenses and other assets	-	(6)
Accounts payable, other	(90)	46
Unearned operating lease income	5	-
Net cash provided by operating activities	615	1,096

Investing activities:
Purchases of equipment under operating leases	(133)	(355)
Proceeds from sale of securities	-	697
Proceeds from sale of options	50	-
Proceeds from early termination of notes receivable	-	76
Proceeds from sales of equipment under operating leases	420	339
Principal payments received on notes receivable	-	340
Net cash provided by investing activities	337	1,097

Financing activities:
Repayments under non-recourse debt	(386)	(571)
Distributions to Other Members	(1,539)	(1,539)
Net cash used in financing activities	(1,925)	(2,110)

Net (decrease) increase in cash and cash equivalents	(973)	83
Cash at beginning of period	4,035	2,873
Cash at end of period	$3,062	$2,956

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$48	$66
Cash paid during the period for taxes	$13	$1

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$228
Options - short position sold through due to/from affiliate	$-	$50

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

As of September 30, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2022, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues for the three and nine months ended September 30, 2022 and 2021, and long-lived assets as of September 30, 2022 and December 31, 2021 relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $42 thousand and $308 thousand of investment in equity securities as of September 30, 2022 and December 31, 2021, respectively. All of such securities were publicly held and had readily determinable fair values. During the three months ended September 30, 2022 and 2021, the Company recorded unrealized losses of $10 thousand and $492 thousand, respectively, on its investment securities. During the nine months ended September 30, 2022 and 2021, the Company recorded unrealized losses of $266 thousand and $423 thousand, respectively. There were no impairment losses on securities during the three and nine months ended September 30, 2022 and 2021. During the prior year nine-month period, the Company recorded gains of $78 thousand on sales of securities, all of which were sold during the first half of 2021. There were no other sales of securities during the three and nine months ended September 30, 2022 and 2021.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $145 thousand and $142 thousand as of September 30, 2022 and December 31, 2021, respectively. The Company recorded unrealized gains of $1 thousand and $4 thousand on fair valuation of its warrants for the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded unrealized gains of $3 thousand and unrealized losses of $26 thousand, respectively.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Options - short position

During the third quarter of 2021, the Company had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Company recorded a liability for the initial options value totaling $38 thousand and $12 thousand, respectively. During the three and nine months ended September 30, 2021, the Company recorded unrealized gains totaling $34 thousand related to the options. Such realized gains reflect changes in the fair value of the options, and effectively reduces the liability related to the options. The options contracts both expired on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The Company realized gains totaling $1 thousand related to the expiration of the options.

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

3. Investment in equipment and leases, net:

The Company’s investments in equipment and leases, net consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	September 30,
	2021	Reclassifications	Expense	2022
Equipment under operating leases, net	$8,003	$(85)	$(1,034)	$6,884
Assets held for sale or lease, net	—	—	—	—
Initial direct costs, net	73	—	(21)	52
Total	$8,076	$(85)	$(1,055)	$6,936

As a result of impairment reviews, management determined that no impairment losses existed for the periods ended September 30, 2022 and 2021.

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $348 thousand and $423 thousand for the respective three months ended September 30, 2022 and 2021; and was $1.0 million and $1.2 million for the respective nine months ended September 30, 2022 and 2021. Total depreciation for the three months ended September 30, 2022 and 2021 include $7 thousand and $102 thousand of additional depreciation recorded to reflect quarter-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. For the respective nine months ended September 30, 2022 and 2021, such additional depreciation totaled $14 thousand and $167 thousand. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

IDC amortization expense related to the Company’s operating leases totaled $6 thousand and $9 thousand for the three months ended September 30, 2022 and 2021, respectively, and was $21 thousand and $24 thousand for the nine months ended September 30, 2022 and 2021.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2021	Additions	or Dispositions	2022
Transportation, rail	$1,723	$—	$—	$1,723
Mining	2,749	—	—	2,749
Construction	3,725	—	(507)	3,218
Aviation	2,327	—	—	2,327
Paper processing	1,058	—	—	1,058
Agriculture	742	16	(742)	16
Materials handling	1,315	118	(82)	1,351
Transportation, other	97	—	—	97
	13,736	134	(1,331)	12,539
Less accumulated depreciation	(5,733)	(1,034)	1,112	(5,655)
Total	$8,003	$(900)	$(219)	$6,884

The average estimated residual value for assets on operating leases was 27% and 28% of the assets’ original cost at September 30, 2022 and December 31, 2021, respectively. There were no operating leases in non-accrual status at September 30, 2022 and December 31, 2021.

At September 30, 2022, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2022	$427
Year ending December 31, 2023	1,652
2024	1,191
2025	536
2026	301
Thereafter	311
$4,418

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Administrative costs reimbursed to Managing Member and/or affiliates	$74	$92	$230	$274
Asset management fees to Managing Member	53	64	165	195
Acquisition and initial direct costs paid to Managing Member	2	3	4	17
	$129	$159	$399	$486

5. Non-recourse debt:

At September 30, 2022, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.82% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2022, remaining gross operating lease rentals totaled approximately $1.3 million over the remaining lease terms and the carrying value of the pledged assets was $2.4 million. The notes mature from 2023 through 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2022	$132	$13	$145
Year ending December 31, 2023	522	39	561
2024	288	20	308
2025	73	13	86
2026	76	9	85
Thereafter	156	7	163
	$1,247	$101	$1,348

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

As of September 30, 2022 and December 31, 2021, borrowings under the Credit Facility were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Total available under the financing arrangement	$55,000	$55,000
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities.	(685)	(730)
Total remaining available under the working capital, acquisition and warehouse facilities	$54,315	$54,270

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2022, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2022, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. At September 30, 2022, the Company’s minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement, were $8.6 million, 0.15 to 1, and 21.51 to 1, respectively. As such, as of September 30, 2022, the Company’s leverage ratio and interest coverage ratio were in compliance with the conditions of the Credit Facility. However, the Company’s Tangible Net Worth did not meet the requirements of the Credit Facility. Accordingly, the Fund will not be able to borrow from the Credit Facility unless all material covenants are met. The Company does not anticipate that such inability to borrow from the Credit Facility will have any material impact on future operations.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR plus 2.25% or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, the Company is the sole participant in the investment program. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

7. Commitments and contingencies:

At September 30, 2022, there was no commitment to purchase lease assets.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both September 30, 2022 and December 31, 2021, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Distributions	$513	$513	$1,539	$1,539
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20	$0.60	$0.60

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2022 and December 31, 2021 the Company’s warrants and investment securities were measured on a recurring basis. In addition, at December 31, 2021, the Company’s options - short position were also measured on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2022 and December 31, 2021, the calculated fair value of the Fund’s warrant portfolio approximated $145 thousand and $142 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fair value of warrants at beginning of period	$144	$157	$142	$187
Unrealized gain (loss) on fair value adjustment for warrants	1	4	3	(26)
Fair value of warrants at end of period	$145	$161	$145	$161

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of September 30, 2022 and December 31, 2021, the calculated fair value of the Fund’s investment securities approximated $42 thousand and $308 thousand, respectively. Such valuations are classified within Level 1 of the valuation hierarchy.

The fair value of investment securities that were accounted for on a recurring basis for the three and nine months ended September 30, 2022 and 2021 and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fair value of securities at the beginning of period	$52	$898	$308	$1,448
Securities sold	—	—	—	(619)
Unrealized (loss) gain on fair value adjustment for equity securities	(10)	(492)	(266)	(423)
Fair value of investment securities at the end of period	$42	$406	$42	$406

Options - short position (recurring)

The liability associated with the Company’s options – short position contracts were measured at fair value based on the price of the publicly traded options contracts, with any changes in fair value recognized in the Company’s results of operations. During the three and nine months ended September 30, 2021, the Company recorded $34 thousand of unrealized gains on the options, which reduced the $50 thousand initial value of the options to $16 thousand at September 30, 2021. Such value was further reduced to $1 thousand as of December 31, 2021. The options both expired on January 22, 2022, upon which the Company realized $1 thousand of gains on the transactions.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September  30, 2022 and December 31, 2021:

September 30, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	5.16 - 9.19 (5.32)
			Risk-free interest rate	3.86% - 4.05% (4.04%)
			Annualized volatility	40.26% - 115.04% (49.88%)

December 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	5.91 - 9.94 (6.06)
			Risk-free interest rate	1.35% - 1.58% (1.37%)
			Annualized volatility	37.90% - 115.04% (55.09%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at September 30, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,062	$3,062	$—	$—	$3,062
Investment in equity securities	42	42	—	—	42
Warrants, fair value	145	—	—	145	145
Financial liabilities:
Non-recourse debt	1,247	—	—	1,214	1,214

	Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,035	$4,035	$—	$—	$4,035
Investment in equity securities	308	308	—	—	308
Warrants, fair value	142	—	—	142	142
Financial liabilities:
Options - short position	1	1	—	—	1
Non-recourse debt	1,633	—	—	1,673	1,673

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

Results of Operations

The three months ended September 30, 2022 versus the three months ended September 30, 2021

The Company had net losses of $133 thousand and $611 thousand for the three months ended September 30, 2022 and 2021, respectively. Compared to the prior year period, the current quarter results reflect decreases in total other loss related to fair valuation of the Company’s investment securities and warrants, and in total operating expenses partially offset by a decline in total operating revenues.

Revenues

Total operating revenues declined by $80 thousand, or 15%, primarily due to the $171 thousand decrease in operating lease revenues partially offset by a $105 thousand reduction in losses realized from lease asset sales. The decrease in operating lease revenues was mainly attributable to lease run-off and dispositions of lease assets, while the reduction in losses from lease asset sales was largely a result of a change in the mix of assets sold.

Expenses

Total operating expenses decreased by $113 thousand, or 17%, primarily due to decreases in depreciation of operating lease assets, cost reimbursements to the Managing Member, and asset management fees to Managing Member partially offset by an increase in professional fees.

The decrease in depreciation totaled $75 thousand and was attributable to lease run-off and dispositions of lease assets since September 30, 2021. Costs reimbursed to the Manager were lower by $18 thousand largely due to lower allocated costs associated with the continued decline of the Fund’s asset base. In addition, management fees were reduced by $11 thousand due to a decrease in managed assets and related rents. Partially offsetting such decreases in expenses was a $17 thousand increase in professional fees, which can be attributed to timing differences between receipt of services and billings.

Other loss

During the three months ended September 30, 2022 and 2021, the Company recorded other losses of $9 thousand and $454 thousand, respectively, to reflect net unrealized gains and losses on the Fund’s portfolio of equity securities, warrants and options. Most of the unrealized losses during the three months ended September 30, 2022 and 2021, totaling $10 thousand and $492 thousand, were related to one of the Company’s publicly traded equity securities, which had experienced a significant price reduction during the third quarter of 2021. The price of such equity securities continued to decline during the current quarter, albeit at a lower amount.

During the prior year period, the Company also recorded $34 thousand of unrealized gains on options which expired during the first quarter of 2022.

The nine months ended September 30, 2022 versus the nine months ended September 30, 2021

The Company had net losses of $412 thousand and $645 thousand for the nine months ended September 30, 2022 and 2021, respectively. Compared to the prior year period, the results for the first nine months of 2022 reflect decreases in total operating expenses and in other loss related to fair valuation of the Company’s investment securities and warrants, partially offset by a decline in total operating revenues

Revenues

Total operating revenues for the first nine months of 2022 declined by $100 thousand, or 6%, when compared to the prior year period. Such decrease was comprised of reductions in operating lease revenues and notes receivable interest income partially offset by increases in gains on sales of lease assets and in other revenue.

Operating lease revenues decreased by $383 thousand largely due to lease run-off and sales of lease assets since September 30, 2021; while notes receivable interest income declined by $52 thousand, and was zero during the first nine months of 2022 as all the Fund’s notes receivable have been paid in full and terminated as December 31, 2021. Partially offsetting such decreases were increases in gains on sales of lease assets and other revenue totaling $313 thousand and $22 thousand, respectively. The increase in gains on sales of lease assets was attributable to the changes in the mix of assets sold, while the increase in other revenue reflects higher deferred maintenance fees received on certain returned equipment with excessive wear and tear.

Expenses

Total operating expenses decreased by $258 thousand, or 13%, largely due to decreases in depreciation of operating lease assets, cost reimbursements to the Managing Member, asset management fees and interest expense.

Depreciation of operating lease assets decreased by $145 thousand due to lease run-off and sales of lease assets, while cost reimbursements to the Managing Member declined by $44 thousand due to the continued decline of the Company’s asset base. Likewise, asset management fees were lower by $30 thousand due to the decline in managed assets and related rents, and interest expense decreased by $18 thousand due to the declining balance of the Company’s non-recourse debt.

Other loss

During the nine months ended September 30, 2022 and 2021, the Company recorded other losses of $262 thousand and of $337 thousand, respectively, to reflect both realized and unrealized gains/losses on the Fund’s investment securities and warrants portfolio. Most of the unrealized losses during the nine months ended September 30, 2022 and 2021, totaling $266 thousand and $423 thousand, respectively, were related to one of the Company’s publicly traded equity securities, which had experienced a significant price reduction during the prior year period. The price of such equity securities continued to decline during the current period, albeit at a lower amount.

During the prior year period, the Company recorded $34 thousand of unrealized gains on options which expired during the first quarter of 2022. The Company also recorded $26 thousand of unrealized losses related to the fair valuation of its warrants portfolio and realized $78 thousand of gains from sales of equity securities. There were no sales of securities during the current period.

Capital Resources and Liquidity

At September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents totaled $3.1 million and $4.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$615	$1,096
Investing activities	337	1,097
Financing activities	(1,925)	(2,110)
Net (decrease) increase in cash and cash equivalents	$(973)	$83

During the respective nine months ended September 30, 2022 and 2021, the Company’s main source of liquidity were cash flows from its portfolio of operating lease contracts. During the current period, the Company also received $420 thousand of proceeds from sales of lease assets and $50 thousand of proceeds from the sale of options - short position contracts. By comparison, during the prior year period, the Company received $697 thousand of proceeds from sales of equity securities, $415 thousand of proceeds from sales of equipment and early termination of notes receivable, and $340 thousand of principal payments on its investments in notes receivable.

During the respective nine months ended September 30, 2022 and 2021, cash was primarily used to pay distributions, repay borrowings under non-recourse debt, and acquire assets. Cash used to pay distributions totaled $1.5 million for each of the nine-month periods ended September 30, 2022 and 2021; and repayments of non-recourse debt totaled $386 thousand and $571 thousand for the nine months ended September 30, 2022 and 2021, respectively. In addition, cash used to acquire lease assets totaled $133 thousand and $355 thousand for the nine months ended September 30, 2022 and 2021, respectively. Cash was also used to pay invoices related to management fees and expenses, and other payables in both nine-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2022, and paid through September 30, 2022. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2022 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$—		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		—		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		—		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		—		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		—		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,053		—		2,053		0.80	2,565,749
Dec 2021 - Aug 2022	Jan 2022 - Sep 2022	1,539		—		1,539		0.60	2,565,749

		$11,771		$—		$11,771		$5.22
Source of distributions
Lease and loan payments and sales proceeds received		$11,771	100.00%	$—	0.00%	$11,771	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2021, and December 1, 2021 - August 31, 2022, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2022, there was no commitment to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022

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