Form 10-Q
period 2023-03-31
ATEL 17, LLC
filed 2023-05-15
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2023

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 333-203841

ATEL 17, LLC

(Exact name of registrant as specified in its charter)

California	90-1108275

(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

505 Montgomery Street, 7th Floor, San Francisco, California 94111

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

The number of Limited Liability Company Units outstanding as of April 30, 2023 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$2,174	$2,644
Accounts receivable, net	29	42
Investment in equity securities	25	21
Warrants, fair value	136	138
Investments in equipment and leases, net	6,243	6,589
Prepaid expenses and other assets	2	6
Total assets	$8,609	$9,440

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$33	$40
Accrued distributions to Other Members	228	228
Other	63	59
Non-recourse debt	934	1,115
Unearned operating lease income	103	106
Total liabilities	1,361	1,548

Members’ capital:
Managing Member	1	1
Other Members	7,247	7,891
Total Members’ capital	7,248	7,892
Total liabilities and Members’ capital	$8,609	$9,440

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$440	$472
Gain on sales of lease assets	-	181
Other revenue	-	19
Total operating revenues	440	672

Operating expenses:
Depreciation of operating lease assets	341	344
Asset management fees to Managing Member	55	57
Acquisition expense	-	2
Cost reimbursements to Managing Member and/or affiliates	83	80
Amortization of initial direct costs	5	7
Interest expense	11	17
Professional fees	40	24
Outside services	26	14
Taxes on income and franchise fees	1	1
Bank charges	3	9
Other expense	8	12
Total operating expenses	573	567
Net (loss) income from operations	(133)	105

Other income (loss):
Realized gain on sale of options	-	1
Unrealized gain (loss) on fair value adjustment for equity securities	4	(184)
Unrealized (loss) gain on fair value adjustment for warrants	(2)	1
Total other income (loss)	2	(182)
Net loss	$(131)	$(77)

Net loss:
Managing Member	$-	$-
Other Members	(131)	(77)
	$(131)	$(77)

Net loss per Limited Liability Company Unit - Other Members	$(0.05)	$(0.03)
Weighted average number of Units outstanding	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	2,565,749	$7,891	$1	$7,892
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(131)	-	(131)
Balance March 31, 2023	2,565,749	$7,247	$1	$7,248

	Three Months Ended March 31, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	2,565,749	$10,500	$1	$10,501
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(77)	-	(77)
Balance March 31, 2022	2,565,749	$9,910	$1	$9,911

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net loss	$(131)	$(77)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales of lease assets	-	(181)
Depreciation of operating lease assets	341	344
Amortization of initial direct costs	5	7
Provision for doubtful accounts	1	-
Realized gain on sale of options	-	(1)
Unrealized (gain) loss on fair value adjustment for equity securities	(4)	184
Unrealized loss (gain) on fair value adjustment for warrants	2	(1)
Changes in operating assets and liabilities:
Accounts receivable	12	3
Due from/to Managing Member and affiliates	(7)	(18)
Prepaid expenses and other assets	4	3
Accounts payable, other	4	(87)
Accrued liabilities, affiliates	-	37
Unearned operating lease income	(3)	4
Net cash provided by operating activities	224	217

Investing activities:
Purchases of equipment under operating leases	-	(118)
Proceeds from sale of options	-	50
Proceeds from sales of lease assets	-	302
Net cash provided by investing activities	-	234

Financing activities:
Repayments under non-recourse debt	(181)	(127)
Distributions to Other Members	(513)	(513)
Net cash used in financing activities	(694)	(640)

Net decrease in cash and cash equivalents	(470)	(189)
Cash at beginning of period	2,644	4,035
Cash at end of period	$2,174	$3,846

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11	$17
Cash paid during the period for taxes	$1	$4

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$228

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

As of March 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2023, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2023 and 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Investment in securities:

From time to time, the Company may receive rights to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $25 thousand and $21 thousand of investment equity securities as of March 31, 2023 and December 31,2022, respectively. All of such securities were publicly held and had readily determinable fair values. The Company recorded $4 thousand of unrealized gains and $184 thousand of unrealized losses on its investment equity securities for the three months ended March 31, 2023 and 2022, respectively. There were no sales of securities for the three months ended March 31, 2023 and 2022.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $136 thousand and $138 thousand as of March 31, 2023 and December 31, 2022, respectively. The Company recorded unrealized losses of $2 thousand and unrealized gains of $1 thousand on fair valuation of its warrants for the three months ended March 31, 2023 and 2022, respectively.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivables, and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Provisions for doubtful accounts relating to operating leases are included in lease income in the Company’s financial statements.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	March 31,
	2022	Reclassifications	Expense	2023
Equipment under operating leases, net	$6,543	$-	$(341)	$6,202
Initial direct costs, net	46	-	(5)	41
Total	$6,589	$-	$(346)	$6,243

Impairment of equipment:

As a result of impairment reviews, management determined that no impairment losses existed for the periods ended March 31, 2023 and 2022.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $341 thousand and $344 thousand for the three months ended March 31, 2023 and 2022, respectively. Total depreciation for the three-month periods ended March 31, 2022 included $7 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There was no such additional depreciation recorded during the current quarter.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

IDC amortization expense related to the Company’s operating leases totaled $5 thousand and $7 thousand for the three- month periods ended March 21, 2023 and 2022, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2022.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2022	Additions	or Dispositions	2023
Construction	$3,218	$-	$-	$3,218
Mining	2,749	-	-	2,749
Aviation	2,327	-	-	2,327
Transportation, rail	1,723	-	-	1,723
Materials handling	1,249	-	-	1,249
Paper processing	1,058	-	-	1,058
Transportation, other	215	-	-	215
	12,539	-	-	12,539
Less accumulated depreciation	(5,996)	(341)	-	(6,337)
Total	$6,543	$(341)	$-	$6,202

The average estimated residual value for assets on operating leases was 27% of the assets’ original cost at March 31, 2023 and December 31, 2022. There were no operating leases in non-accrual status at March 31, 2023 and December 31, 2022.

At March 31, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2023	$1,226
Year ending December 31, 2024	1,191
2025	536
2026	301
2027	233
Thereafter	78
$3,565

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2023, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

4. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Accounts Receivable
Allowance for Doubtful
Accounts
Operating
Leases
Balance December 31, 2022	$-
Provision for doubtful accounts	1
Balance March 31, 2023	$1

The Company had no allowance for doubtful accounts for the three months endeded March 31, 2022.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three months  ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$83	$80
Asset management fees to Managing Member	55	57
Acquisition and initial direct costs paid to Managing Member	-	2
	$138	$139

6. Non-recourse debt:

At March 31, 2023, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.82% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2023, gross operating lease rentals totaled approximately $1 million over the remaining lease terms and the carrying value of the pledged assets was $2.1 million. The notes mature from 2023 through 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2023	$340	$23	$363
Year ending December 31, 2024	288	20	308
2025	73	13	86
2026	76	9	85
2027	80	6	86
Thereafter	77	2	79
	$934	$73	$1,007

7. Commitments:

At March 31, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

9. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both March 31, 2023 and December 31, 2022, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2023	2022
Distributions	$513	$513
Weighted average number of Units outstanding	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

10. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2023 and December 31, 2022, the Company’s warrants and investments securities were measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2023 and December 31, 2022, the calculated fair value of the Fund’s warrant portfolio approximated $136 thousand and $138 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Fair value of warrants at beginning of period	$138	$142
Unrealized (loss) gain on fair value adjustment for warrants	(2)	1
Fair value of warrants at end of period	$136	$143

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of March 31, 2023 and December 31, 2022, the calculated fair value of the Fund’s investment securities approximated $25 thousand and $21 thousand, respectively. Such valuations are classified within Level 1 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2023 and December 31, 2022:

March 31, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	4.66 - 8.70 (4.83)
			Annualized volatility	41.92% - 83.00% (51.60%)

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	4.91 - 8.94 (5.07)
			Annualized volatility	41.18% - 83.00% (51.34%)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,174	$2,174	$-	$-	$2,174
Investment in equity securities	25	25	-	-	25
Warrants, fair value	136	-	-	136	136
Financial liabilities:
Non-recourse debt	934	-	-	919	919

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,644	$2,644	$-	$-	$2,644
Investment in equity securities	21	21	-	-	21
Warrants, fair value	138	-	-	138	138
Financial liabilities:
Non-recourse debt	1,115	-	-	1,086	1,086

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

Results of Operations

The three months ended March 31, 2023 versus the three months ended March 31, 2022

The Company had net losses of $131 thousand and $77 thousand for the three months ended March 31, 2023 and 2022, respectively. The results for the first quarter of 2023 reflect a decrease in total operating revenues and an increase in operating expenses offset, in part, by a favorable change in other gains/losses related to the Fund’s equity securities and warrants.

Revenues

Operating revenues totaled $440 thousand and $672 thousand for the three months ended March 31, 2023 and 2022, respectively. The $232 thousand, or 35%, decrease in revenues was attributable to the absence of both gains realized on asset sales and other revenue, coupled with a decline in operating lease revenue.

During the prior year quarter, the Company realized $181 thousand of gains on the sale of recently returned equipment which were under month-to-month extensions; and recorded $19 thousand of other revenue related to deferred maintenance fees on certain returned equipment. There were no such sales or fees during the current year period. Operating lease revenue declined by $32 thousand primarily due to lease run-off.

Expenses

Operating expenses totaled $573 thousand and $567 thousand for the three months ended March 31, 2023 and 2022, respectively. The $6 thousand, or 1%, increase in expenses was primarily due to increases in professional fees and outside services partially offset by decreases in interest expense and bank charges. Professional fees increased by $16 thousand largely due to timing differences in receipt of services and billings, while outside services increased by $12 thousand largely due to costs related to Sarbanes-Oxley compliance. Partially offsetting such increases were decreases in interest expense and bank charges, each of which declined by $6 thousand. The decrease in interest expense was attributable to the declining balance of the Company’s non-recourse debt, while the reduction in bank charges was due to the termination of the Company’s participation in a revolving credit facility at the end of 2022.

Other loss

During the three months ended March 31, 2023 and 2022, the Company recorded other gains totaling $2 thousand and other losses of $182 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. The favorable change in such other gains/losses was mostly attributable to an increase in the price of the Company’s publicly traded equity securities, which resulted in an unrealized gain of $4 thousand during the current period. By contrast, such equity securities experienced a significant price reduction during the prior year period, which resulted in an unrealized loss of $184 thousand.

Capital Resources and Liquidity

At March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents totaled $2.2 million and $2.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$224	$217
Investing activities	-	234
Financing activities	(694)	(640)
Net decrease in cash and cash equivalents	$(470)	$(189)

During the respective three months ended March 31, 2023 and 2022, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. During the prior year period, the Company also received $302 thousand of proceeds from sales of lease assets and $50 thousand of proceeds from the sale of options – short position contracts. There were no such proceeds during the current period.

During the respective three months ended March 31, 2023 and 2022, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $513 thousand for each of the three-month periods ended March 31, 2023 and 2022; and repayments of non-recourse debt totaled $181 thousand and $127 thousand for the three months ended March 31, 2023 and 2022, respectively. In addition, during the prior year period, cash was used to acquire lease assets totaling $118 thousand. There were no lease asset acquisitions during the current period. Cash was also used to pay invoices related to management fees and expenses, and other payables in both three-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2023, and paid through March 31, 2023. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2023 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$-		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		-		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		-		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		-		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		-		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,053		-		2,053		0.80	2,565,749
Dec 2021 - Nov 2022	Jan 2022 - Dec 2022	2,053		-		2,053		0.80	2,565,749
Dec 2022 - Feb 2023	Jan 2023 - Mar 2023	513		-		513		0.20	2,565,749

		$12,798		$-		$12,798		$5.62
Source of distributions
Lease and loan payments and sales proceeds received		$12,798	100.00%	$-	0.00%	$12,798	100.00%
Interest income		-	0.00%	-	0.00%	-	0.00%
Debt against non-cancellable firm term payments on leases and loans		-	0.00%	-	0.00%	-	0.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2021, December 1, 2021- November 30, 2022, and December 1, 2022 – February 28, 2023, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2, Summary of significant accounting policies.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies since December 31, 2022.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
March 31, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023

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