Form 10-Q
period 2023-06-30
ATEL 17, LLC
filed 2023-08-14
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2023

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

The number of Limited Liability Company Units outstanding as of July 31, 2023 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$1,825	$2,644
Accounts receivable, net	18	42
Investment in equity securities	19	21
Warrants, fair value	136	138
Investments in equipment and leases, net	5,896	6,589
Prepaid expenses and other assets	3	6
Total assets	$7,897	$9,440

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$33	$40
Accrued distributions to Other Members	228	228
Other	55	59
Non-recourse debt	848	1,115
Unearned operating lease income	96	106
Total liabilities	1,260	1,548

Members’ capital:
Managing Member	1	1
Other Members	6,636	7,891
Total Members’ capital	6,637	7,892
Total liabilities and Members’ capital	$7,897	$9,440

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$435	$423	$875	$895
Gain on sales of lease assets	-	27	-	208
Other revenue	1	4	1	23
Total operating revenues	436	454	876	1,126

Operating expenses:
Depreciation of operating lease assets	341	342	682	686
Asset management fees to Managing Member	55	55	110	112
Acquisition expense	-	-	-	2
Cost reimbursements to Managing Member and/or affiliates	68	76	151	156
Amortization of initial direct costs	6	8	11	15
Interest expense	11	16	22	33
Professional fees	20	59	60	83
Outside services	18	8	44	22
Other expense	9	21	21	43
Total operating expenses	528	585	1,101	1,152
Net loss from operations	(92)	(131)	(225)	(26)

Other (loss) gain:
Unrealized loss on fair value adjustment for equity securities	(6)	(72)	(2)	(256)
Unrealized gain (loss) on fair value adjustment for warrants	-	1	(2)	2
Realized gain on sale of options	-	-	-	1
Total other loss	(6)	(71)	(4)	(253)
Net loss	$(98)	$(202)	$(229)	$(279)

Net loss:
Managing Member	$-	$-	$-	$-
Other Members	(98)	(202)	(229)	(279)
	$(98)	$(202)	$(229)	$(279)

Net loss per Limited Liability Company Unit - Other Members	$(0.04)	$(0.08)	$(0.09)	$(0.11)
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2023	2,565,749	$7,247	$1	$7,248
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(98)	-	(98)
Balance June 30, 2023	2,565,749	$6,636	$1	$6,637

	Six Months Ended June 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	2,565,749	$7,891	$1	$7,892
Distributions to Other Members ($0.40 per Unit)	-	(1,026)	-	(1,026)
Net loss	-	(229)	-	(229)
Balance June 30, 2023	2,565,749	$6,636	$1	$6,637

	Three Months Ended June 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2022	2,565,749	$9,910	$1	$9,911
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(202)	-	(202)
Balance June 30, 2022	2,565,749	$9,195	$1	$9,196

	Six Months Ended June 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	2,565,749	$10,500	$1	$10,501
Distributions to Other Members ($0.40 per Unit)	-	(1,026)	-	(1,026)
Net loss	-	(279)	-	(279)
Balance June 30, 2022	2,565,749	$9,195	$1	$9,196

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(In Thousands)

(Unaudited)

	June 30,
	2023	2022
Operating activities:
Net loss	$(229)	$(279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales of lease assets	-	(208)
Depreciation of operating lease assets	682	686
Amortization of initial direct costs	11	15
Realized gain on sale of options	-	(1)
Unrealized loss on fair value adjustment for equity securities	2	256
Unrealized loss (gain) on fair value adjustment for warrants	2	(2)
Changes in operating assets and liabilities:
Accounts receivable	24	(2)
Prepaid expenses and other assets	3	8
Due to/from Managing Member and affiliates	(7)	9
Accounts payable, other	(4)	(104)
Unearned operating lease income	(10)	7
Net cash provided by operating activities	474	385

Investing activities:
Purchases of equipment under operating leases	-	(134)
Proceeds from sale of options	-	50
Proceeds from sales of lease assets	-	379
Net cash provided by investing activities	-	295

Financing activities:
Repayments under non-recourse debt	(267)	(256)
Distributions to Other Members	(1,026)	(1,026)
Net cash used in financing activities	(1,293)	(1,282)

Net decrease in cash and cash equivalents	(819)	(602)
Cash at beginning of period	2,644	4,035
Cash at end of period	$1,825	$3,433

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$22	$33
Cash paid during the period for taxes	$1	$13

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$228

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

As of June 30, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2023, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and six months ended June 30, 2023 and 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $19 thousand and $21 thousand of investment equity securities as of June 30, 2023 and December 31, 2022, respectively. All of such securities were publicly held and had readily determinable fair values. During the three months ended June 30, 2023 and 2022, the Company recorded unrealized losses of $6 thousand and $72 thousand on its investment securities, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded unrealized losses of $2 thousand and $256 thousand, respectively. There were no sales of securities for the three and six months ended June 30, 2023 and 2022.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $136 thousand and $138 thousand as of June 30, 2023 and December 31, 2022, respectively. Changes in fair value for the three months ended June 30, 2023 were deemed de minimus. By comparison, the Company recorded unrealized gains of $1 thousand on fair valuation of its warrants for the three months ended June 30, 2022. During the six months ended June 30, 2023 and 2022, the Company recorded unrealized losses of $2 thousand and unrealized gains of $2 thousand, respectively.

Options - short position

During the year ended December 31, 2021, the Company had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Company recorded a liability for the initial options value totaling $50 thousand. The options contracts both expired on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The Company realized gains totaling $1 thousand related to the expiration of the options during the first six months of 2022.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	June 30,
	2022	Reclassifications	Expense	2023
Equipment under operating leases, net	$6,543	$-	$(682)	$5,861
Initial direct costs, net	46	-	(11)	35
Total	$6,589	$-	$(693)	$5,896

Impairment of equipment:

As a result of impairment reviews, management determined that no impairment losses existed for the three- and six- month periods ended June 30, 2023 and 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $341 thousand and $342 thousand for the respective three months ended June 30, 2023 and 2022; and was $682 thousand and $686 thousand for the respective six months ended June 30, 2023 and 2022. Total depreciation for the prior year quarter included $7 thousand of additional depreciation recorded to reflect quarter-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There was no such adjustment recorded for the current quarter.

IDC amortization expense related to the Company’s operating leases totaled $6 thousand and $8 thousand for the three months ended June 30, 2023 and 2022, respectively, and was $11 thousand and $15 thousand for of the six months ended June 30, 2023 and 2022, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2022.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	June 30,
	2022	Additions	or Dispositions	2023
Construction	$3,218	$-	$-	$3,218
Mining	2,749	-	-	2,749
Aviation	2,327	-	-	2,327
Transportation, rail	1,723	-	-	1,723
Materials handling	1,249	-	-	1,249
Paper processing	1,058	-	-	1,058
Transportation, other	215	-	-	215
	12,539	-	-	12,539
Less accumulated depreciation	(5,996)	(682)	-	(6,678)
Total	$6,543	$(682)	$-	$5,861

The average estimated residual value for assets on operating leases was 27% of the assets’ original cost at June 30, 2023 and December 31, 2022. There were no operating leases in non-accrual status at June 30, 2023 and December 31, 2022.

At June 30, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2023	$812
Year ending December 31, 2024	1,191
2025	536
2026	301
2027	233
Thereafter	78
$3,151

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2023, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and six months ended June 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$68	$76	$151	$156
Asset management fees to Managing Member	55	55	110	112
Acquisition and initial direct costs paid to Managing Member	-	-	-	2
	$123	$131	$261	$270

5. Non-recourse debt:

At June 30, 2023, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.82% to 4.66% per annum. The notes are secured by assignments

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

of lease payments and pledges of assets. At June 30, 2023, gross operating lease rentals totaled approximately $914 thousand over the remaining lease terms and the carrying value of the pledged assets was $2.0 million. The notes mature from 2023 through 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2023	$254	$16	$270
Year ending December 31, 2024	288	20	308
2025	73	13	86
2026	76	9	85
2027	80	6	86
Thereafter	77	2	79
	$848	$66	$914

6. Commitments:

At June 30, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

7. Guarantees:

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both June 30, 2023 and December 31, 2022, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Distributions	$513	$513	$1,026	$1,026
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20	$0.40	$0.40

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2023 and December 31, 2022, the Company’s warrants and investments securities were measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2023 and December 31, 2022, the calculated fair value of the Fund’s warrant portfolio approximated $136 thousand and $138 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fair value of warrants at beginning of period	$136	$143	$138	$142
Unrealized gain (loss) on fair value adjustment for warrants	-	1	(2)	2
Fair value of warrants at end of period	$136	$144	$136	$144

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of June 30, 2023 and December 31, 2022, the calculated fair value of the Fund’s investment securities approximated $19 thousand and $21 thousand, respectively. Such valuations are classified within Level 1 of the valuation hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2023 and December 31, 2022:

June 30, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	4.41 - 8.45 (4.58)
			Annualized volatility	41.87% - 83.00% (52.34%)

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	4.91 - 8.94 (5.07)
			Annualized volatility	41.18% - 83.00% (51.34%)

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at June 30, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,825	$1,825	$-	$-	$1,825
Investment in equity securities	19	19	-	-	19
Warrants, fair value	136	-	-	136	136
Financial liabilities:
Non-recourse debt	848	-	-	824	824

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,644	$2,644	$-	$-	$2,644
Investment in equity securities	21	21	-	-	21
Warrants, fair value	138	-	-	138	138
Financial liabilities:
Non-recourse debt	1,115	-	-	1,086	1,086

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

Results of Operations

The three months ended June 30, 2023 versus the three months ended June 30, 2022

The Company had net losses of $98 thousand and $202 thousand for the three months ended June 30, 2023 and 2022, respectively. Compared to the prior year quarter, the results for the second quarter of 2023 reflect decreases in total operating expenses and other losses related to the Fund’s equity securities and warrants, partially offset by a reduction in total operating revenues.

Revenues

Total operating revenues declined by $18 thousand, or 4%, primarily due to the absence of gains realized on asset sales partially offset by an increase in operating lease revenues.

During the prior year quarter, the Company realized gains totaling $27 thousand on sales of equipment. There were no lease asset sales during the current period. Partially offsetting such a decrease was a $12 thousand increase in operating lease revenues, which was a result of an increase in month-to-month rents. Such month-to-month rents are only recorded as revenues once received.

Expenses

Total operating expenses decreased by $57 thousand, or 10%, primarily due to a $39 thousand reduction in professional fees, which was attributable to period over period timing differences in receipt of services and billings. In addition, costs reimbursed to the Manager declined by $8 thousand as a result of lower allocated costs associated with the continued decline of the Fund’s asset base.

Other loss

During the three months ended June 30, 2023 and 2022, the Company recorded other losses totaling $6 thousand and $71 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. The favorable change in such other loss was mostly attributable to the significant decline in the price of the Company's publicly traded securities during the prior year period, which resulted in losses of $72 thousand. The price of such securities has since changed at a substantially lower rate.

The six months ended June 30, 2023 versus the six months ended June 30, 2022

The Company had net losses of $229 thousand and $279 thousand for the six months ended June 30, 2023 and 2022, respectively. The results for the first six months of 2023 reflect decreases in total operating expenses and other losses related to the Fund’s equity securities and warrants, partially offset by a reduction in total operating revenues.

Revenues

Total operating revenues for the first six months of 2023 declined $250 thousand, or 22%, when compared to the prior year period. Such decrease was due to the absence of gains realized on asset sales, and reductions in both other revenue and operating lease revenue.

During the prior year six-month period, the Company realized gains totaling $208 thousand on sales of equipment. There were no lease asset sales during the current six-month period. In addition, other revenue decreased by $22 thousand due to a decline in deferred maintenance fees related to excess wear and tear on returned equipment; and operating lease revenues declined by $20 thousand mostly due to lease run-off.

Expenses

Total operating expenses had a net decrease of $51 thousand, or 4%, when compared to the prior year period. Such decrease was comprised of offsetting changes, of which the most notable were reductions in professional fees, bank charges and interest expense, and an increase in outside services.

Professional fees decreased by $23 thousand due to period over period timing differences in receipt of services and billings. Bank charges declined by $12 thousand due to the termination of the Company’s participation in a revolving credit facility at the end of 2022, and interest expense declined by $11 thousand due to declining balance of the Company’s non-recourse debt. In contrast, outside services increased by $22 thousand primarily due to costs related to consulting fees associated with a new accounting software, and Sarbanes-Oxley compliance.

Other loss

During the six months ended June 30, 2023 and 2022, the Company recorded other losses totaling $4 thousand and $253 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. The favorable change in such other loss was mostly attributable to the significant decline in the price of the Company's publicly traded securities during the prior year period, which resulted in losses of $256 thousand. The price of such securities has since steadied and changed at a substantially lower rate.

Capital Resources and Liquidity

At June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents totaled $1.8 million and $2.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$474	$385
Investing activities	-	295
Financing activities	(1,293)	(1,282)
Net decrease in cash and cash equivalents	$(819)	$(602)

During the respective six months ended June 30, 2023 and 2022, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. During the prior year period, the Company also received $379 thousand of proceeds from sales of lease assets and $50 thousand of proceeds from the sale of options – short position contracts. There were no such proceeds during the current period.

During the respective six months ended June 30, 2023 and 2022, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $1.0 million for each of the six-month periods ended June 30, 2023 and 2022; and repayments of non-recourse debt totaled $267 thousand and $256 thousand for the six months ended June 30, 2023 and 2022, respectively. In addition, during the prior year period, cash was used to acquire lease assets totaling $134 thousand. There were no lease asset acquisitions during the current period. Cash was also used to pay invoices related to management fees and expenses, and other payables in both six-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2023, and paid through June 30, 2023. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2023 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$-		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		-		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		-		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		-		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		-		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,053		-		2,053		0.80	2,565,749
Dec 2021 - Nov 2022	Jan 2022 - Dec 2022	2,053		-		2,053		0.80	2,565,749
Dec 2022 - May 2023	Jan 2023 - Jun 2023	1,026		-		1,026		0.40	2,565,749

		$13,311		$-		$13,311		$5.82
Source of distributions
Lease and loan payments and sales proceeds received		$13,311	100.00%	$-	0.00%	$13,311	100.00%
Interest income		-	0.00%	-	0.00%	-	0.00%
Debt against non-cancellable firm term payments on leases and loans		-	0.00%	-	0.00%	-	0.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2021, December 1, 2021- November 30, 2022, and December 1, 2022 - May 31, 2023, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
June 30, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023

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