Form 10-Q
period 2023-09-30
ATEL 17, LLC
filed 2023-11-14
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2023

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

The number of Limited Liability Company Units outstanding as of October 31, 2023 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$1,361	$2,644
Accounts receivable, net	37	42
Investment in equity securities	11	21
Warrants, fair value	131	138
Investments in equipment and leases, net	5,548	6,589
Prepaid expenses and other assets	4	6
Total assets	$7,092	$9,440

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$28	$40
Accrued distributions to Other Members	228	228
Other	55	59
Non-recourse debt	712	1,115
Unearned operating lease income	86	106
Total liabilities	1,109	1,548

Commitments and contingencies

Members’ capital:
Managing Member	1	1
Other Members	5,982	7,891
Total Members’ capital	5,983	7,892
Total liabilities and Members’ capital	$7,092	$9,440

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$434	$445	$1,309	$1,340
(Loss) gain on sales of lease assets	-	(6)	-	202
Other revenue	1	-	2	23
Total operating revenues	435	439	1,311	1,565

Operating expenses:
Depreciation of operating lease assets	342	348	1,024	1,034
Asset management fees to Managing Member	55	53	165	165
Acquisition expense	-	2	-	4
Cost reimbursements to Managing Member and/or affiliates	75	74	226	230
Amortization of initial direct costs	6	6	17	21
Interest expense	8	14	30	47
Professional fees	58	43	118	126
Outside services	12	8	56	30
Other expense	7	15	28	58
Total operating expenses	563	563	1,664	1,715
Net loss from operations	(128)	(124)	(353)	(150)

Other (loss) gain:
Unrealized loss on fair value adjustment for equity securities	(8)	(10)	(10)	(266)
Unrealized (loss) gain on fair value adjustment for warrants	(5)	1	(7)	3
Realized gain on sale of options	-	-	-	1
Total other loss	(13)	(9)	(17)	(262)
Net loss	$(141)	$(133)	$(370)	$(412)

Net loss:
Managing Member	$-	$-	$-	$-
Other Members	(141)	(133)	(370)	(412)
	$(141)	$(133)	$(370)	$(412)

Net loss per Limited Liability Company Unit - Other Members	$(0.05)	$(0.05)	$(0.14)	$(0.16)
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2023	2,565,749	$6,636	$1	$6,637
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(141)	-	(141)
Balance September 30, 2023	2,565,749	$5,982	$1	$5,983

	Nine Months Ended September 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	2,565,749	$7,891	$1	$7,892
Distributions to Other Members ($0.60 per Unit)	-	(1,539)	-	(1,539)
Net loss	-	(370)	-	(370)
Balance September 30, 2023	2,565,749	$5,982	$1	$5,983

	Three Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2022	2,565,749	$9,195	$1	$9,196
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(133)	-	(133)
Balance September 30, 2022	2,565,749	$8,549	$1	$8,550

	Nine Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	2,565,749	$10,500	$1	$10,501
Distributions to Other Members ($0.60 per Unit)	-	(1,539)	-	(1,539)
Net loss	-	(412)	-	(412)
Balance September 30, 2022	2,565,749	$8,549	$1	$8,550

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net loss	$(370)	$(412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales of lease assets	-	(202)
Depreciation of operating lease assets	1,024	1,034
Amortization of initial direct costs	17	21
Realized gain on sale of options	-	(1)
Unrealized loss on fair value adjustment for equity securities	10	266
Unrealized loss (gain) on fair value adjustment for warrants	7	(3)
Changes in operating assets and liabilities:
Accounts receivable	5	(11)
Prepaid expenses and other assets	2	-
Due to/from Managing Member and affiliates	(12)	8
Accounts payable, other	(4)	(90)
Unearned operating lease income	(20)	5
Net cash provided by operating activities	659	615

Investing activities:
Purchases of equipment under operating leases	-	(133)
Proceeds from sale of options	-	50
Proceeds from sales of lease assets	-	420
Net cash provided by investing activities	-	337

Financing activities:
Repayments under non-recourse debt	(403)	(386)
Distributions to Other Members	(1,539)	(1,539)
Net cash used in financing activities	(1,942)	(1,925)

Net decrease in cash and cash equivalents	(1,283)	(973)
Cash at beginning of period	2,644	4,035
Cash at end of period	$1,361	$3,062

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$31	$48
Cash paid during the period for taxes	$1	$13

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$228

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

As of September 30, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2023, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2023 and 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $11 thousand and $21 thousand of investment equity securities as of September 30, 2023 and December 31, 2022, respectively. All of such securities were publicly held and had readily determinable fair values. During the three months ended September 30, 2023 and 2022, the Company recorded unrealized losses of $8 thousand and $10 thousand on its investment securities, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded unrealized losses of $10 thousand and $266 thousand, respectively. There were no sales of securities for the three and nine months ended September 30, 2023 and 2022.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $131 thousand and $138 thousand as of September 30, 2023 and December 31, 2022, respectively. The Company recorded unrealized losses of $5 thousand and unrealized gains of $1 thousand on fair valuation of its warrants for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded unrealized losses of $7 thousand and unrealized gains of $3 thousand, respectively.

Options - short position

During the year ended December 31, 2021, the Company had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Company recorded a liability for the initial options value totaling $50 thousand. The options contracts both expired on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The Company realized gains totaling $1 thousand related to the expiration of the options during the first nine months of 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivables, and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The concentration of such deposits is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

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

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	September 30,
	2022	Reclassifications	Expense	2023
Equipment under operating leases, net	$6,543	$-	$(1,024)	$5,519
Initial direct costs, net	46	-	(17)	29
Total	$6,589	$-	$(1,041)	$5,548

Impairment of equipment:

As a result of impairment reviews, management determined that no impairment losses existed for the three- and nine- month periods ended September 30, 2023 and 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $342 thousand and $348 thousand for the respective three months ended September 30, 2023 and 2022; and was $1.0 million for each of the nine months ended September 30, 2023 and 2022. Total depreciation for the prior year quarter included $7 thousand of additional depreciation recorded to reflect quarter-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. Additional depreciation recorded during the prior year nine-month period totaled $14 thousand. Adjustments for the current quarter and nine-month period were deemed deminimis.

IDC amortization expense related to the Company’s operating leases totaled $6 thousand for each of the three months ended September 30, 2023 and 2022, and was $17 thousand and $21 thousand for of the nine months ended September 30, 2023 and 2022, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2022.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2022	Additions	or Dispositions	2023
Construction	$3,218	$-	$-	$3,218
Mining	2,749	-	-	2,749
Aviation	2,327	-	-	2,327
Transportation, rail	1,723	-	-	1,723
Materials handling	1,249	-	-	1,249
Paper processing	1,058	-	-	1,058
Transportation, other	215	-	-	215
	12,539	-	-	12,539
Less accumulated depreciation	(5,996)	(1,024)	-	(7,020)
Total	$6,543	$(1,024)	$-	$5,519

The average estimated residual value for assets on operating leases was 27% of the assets’ original cost at September 30, 2023 and December 31, 2022. There were no operating leases in non-accrual status at September 30, 2023 and December 31, 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2023	$397
Year ending December 31, 2024	1,191
2025	536
2026	301
2027	233
Thereafter	78
$2,736

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2023, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and nine months ended September 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$75	$74	$226	$230
Asset management fees to Managing Member	55	53	165	165
Acquisition and initial direct costs paid to Managing Member	-	2	-	4
	$130	$129	$391	$399

5. Non-recourse debt:

At September 30, 2023, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.82% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2023, gross operating lease rentals totaled approximately $768 thousand over the remaining lease terms and the carrying value of the pledged assets was $1.9 million. The notes mature from 2023 through 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2023	$118	$6	$124
Year ending December 31, 2024	288	20	308
2025	73	13	86
2026	76	9	85
2027	80	6	86
Thereafter	77	2	79
	$712	$56	$768

6. Commitments and contingencies:

At September 30, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

8. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both September 30, 2023 and December 31, 2022, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Distributions	$513	$513	$1,539	$1,539
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20	$0.60	$0.60

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2023 and December 31, 2022, the Company’s warrants and investment securities were measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2023 and December 31, 2022, the calculated fair value of the Fund’s warrant portfolio approximated $131 thousand and $138 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fair value of warrants at beginning of period	$136	$144	$138	$142
Unrealized (loss) gain on fair value adjustment for warrants	(5)	1	(7)	3
Fair value of warrants at end of period	$131	$145	$131	$145

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of September 30, 2023 and December 31, 2022, the calculated fair value of the Fund’s investment securities approximated $11 thousand and $21 thousand, respectively. Such valuations are classified within Level 1 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2023 and December 31, 2022:

September 30, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	4.16 - 8.19 (4.33)
			Annualized volatility	41.52% - 83.00% (43.85%)

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	4.91 - 8.94 (5.07)
			Annualized volatility	41.18% - 83.00% (51.34%)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at September 30, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,361	$1,361	$-	$-	$1,361
Investment in equity securities	11	11	-	-	11
Warrants, fair value	131	-	-	131	131
Financial liabilities:
Non-recourse debt	712	-	-	687	687

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,644	$2,644	$-	$-	$2,644
Investment in equity securities	21	21	-	-	21
Warrants, fair value	138	-	-	138	138
Financial liabilities:
Non-recourse debt	1,115	-	-	1,086	1,086

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

Results of Operations

The three months ended September 30, 2023 versus the three months ended September 30, 2022

The Company had net losses of $141 thousand and $133 thousand for the three months ended September 30, 2023 and 2022, respectively. Compared to the prior year quarter, the results for the third quarter of 2023 reflect a decrease in operating revenues and an increase in other losses related to the Fund’s equity securities and warrants.

Revenues

Total operating revenues declined by $4 thousand, or 1%, primarily due to the $11 thousand decrease in operating lease revenues partially offset by a $6 thousand reduction in losses realized from lease asset sales. The decrease in operating lease revenues was mainly attributable to lease run-off and dispositions of lease assets since September 30, 2022; while the reduction in losses realized from lease asset sales was due to the absence of lease asset sales during the current quarter. Such sales during the prior year period resulted in a $6 thousand loss.

Expenses

Operating expenses totaled $563 thousand for each of the three months ended September 30, 2023 and 2022. At a detailed level, there were several increases and decreases in expenses of which the most notable are a $15 thousand increase in professional fees offset by an $8 thousand decline in other expense, a $6 thousand reduction in interest expense, and a $6 thousand decrease in depreciation expense. The increase in professional fees was primarily due to timing differences between receipt of services and billings. Other expense decreased primarily due to lower bank charges resulting from the termination of the Company’s participation in a revolving credit facility at the end of 2022. In addition, interest expense decreased due to the declining balance of the Company’s non-recourse debt, and depreciation expense declined primarily due to lease run-off.

Other loss

During the three months ended September 30, 2023 and 2022, the Company recorded other losses totaling $13 thousand and $9 thousand, respectively, to reflect unrealized gains and losses on the Fund’s investment securities and warrants portfolio. The Company recorded unrealized losses of $8 thousand and $10 thousand for the respective three months ended September 30, 2023 and 2022. The Company recorded an unrealized loss of $5 thousand on its warrant portfolio for the three months ended September 30, 2023 compared to an unrealized gain of $1 thousand in the prior year quarter. The increase in unrealized losses was due to adverse changes in prices of the underlying securities.

The nine months ended September 30, 2023 versus the nine months ended September 30, 2022

The Company had net losses of $370 thousand and $412 thousand for the nine months ended September 30, 2023 and 2022, respectively. The results for the first nine months of 2023 reflect decreases in other losses related to the Fund’s equity securities and warrants, and in total operating expenses partially offset by a reduction in total operating revenues.

Revenues

Total operating revenues for the first nine months of 2023 declined by $254 thousand, or 16%, when compared to the prior year period. Such decrease was due to the absence of asset sales during the current nine-month period coupled with reductions in both operating lease revenues and other revenue.

The absence of lease asset sales during the current nine-month resulted in a $202 thousand unfavorable change in gains realized from asset sales as the Company recognized gains of such amount from asset sales during the prior year period. In addition, operating lease revenues declined by $31 thousand mostly due to lease run-off, while other revenue decreased by $21 thousand due to a decline in deferred maintenance fees related to excess wear and tear on returned equipment.

Expenses

Total operating expenses for the first nine months of 2023 declined by $51 thousand, or 3%, when compared to the prior year period. Such decrease was primarily due to lower other expense, interest expense, depreciation expense and professional fees partially offset by an increase in outside services.

Other expense declined by $30 thousand due to lower bank charges resulting from the termination of the Company’s participation in a revolving credit facility at the end of 2022, and interest expense declined by $17 thousand due to the declining balance of the Company’s non-recourse debt. Depreciation expense decreased by $10 thousand largely due to lease run-off and dispositions of lease assets; and professional fees decreased by $8 thousand due to period over period timing differences in receipt of services and billings. In contrast, outside services increased by $26 thousand primarily due to costs related to consulting fees associated with a new accounting software, and Sarbanes-Oxley compliance.

Other loss

During the nine months ended September 30, 2023 and 2022, the Company recorded other losses totaling $17 thousand and $262 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. The favorable change in such other loss was mostly attributable to the significant decline in the price of the Company's publicly traded securities during the prior year period, which resulted in losses of $266 thousand. The price of such securities has since steadied and changed at a substantially lower rate.

Capital Resources and Liquidity

At September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents totaled $1.4 million and $2.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$659	$615
Investing activities	-	337
Financing activities	(1,942)	(1,925)
Net decrease in cash and cash equivalents	$(1,283)	$(973)

During the respective nine months ended September 30, 2023 and 2022, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. During the prior year period, the Company also received $420 thousand of proceeds from sales of lease assets and $50 thousand of proceeds from the sale of options – short position contracts. There were no such proceeds during the current period.

During the respective nine months ended September 30, 2023 and 2022, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $1.5 million for each of the nine-month periods ended September 30, 2023 and 2022; and repayments of non-recourse debt totaled $403 thousand and $386 thousand for the nine months ended September 30, 2023 and 2022, respectively. In addition, during the prior year period, cash was used to acquire lease assets totaling $133 thousand. There were no lease asset acquisitions during the current period. Cash was also used to pay invoices related to management fees and expenses, and other payables in both nine-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2023, and paid through September 30, 2023. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2023 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$-		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		-		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		-		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		-		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		-		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,053		-		2,053		0.80	2,565,749
Dec 2021 - Nov 2022	Jan 2022 - Dec 2022	2,053		-		2,053		0.80	2,565,749
Dec 2022 - Aug 2023	Jan 2023 - Sept 2023	1,539		-		1,539		0.60	2,565,749

		$13,824		$-		$13,824		$6.02
Source of distributions
Lease and loan payments and sales proceeds received		$13,824	100.00%	$-	0.00%	$13,824	100.00%
Interest income		-	0.00%	-	0.00%	-	0.00%
Debt against non-cancellable firm term payments on leases and loans		-	0.00%	-	0.00%	-	0.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2021, December 1, 2021- November 30, 2022, and December 1, 2022 -August 31, 2023, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2023

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
Raymond A. Rigo
Senior Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)