Form 10-K
period 2023-12-31
ATEL 17, LLC
filed 2024-03-21
CIK 1640982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2023

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 333-203841

ATEL 17, LLC

(Exact name of registrant as specified in its charter)

California	90-1108275

(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

505 Montgomery Street, 7th, , San Francisco, California 94111

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2024 was 2,565,749.

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

As of December 31, 2023, cumulative gross contributions less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2023 the Company has purchased equipment with a total acquisition price of $16.7 million. The Company has also funded investments in notes receivable totaling $6.2 million through December 31, 2023.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the U.S., has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2023 and the industries to which the assets have been leased (dollars in thousands):

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

From inception to December 31, 2023, the Company had disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Costs
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Agriculture	$742	$301	$824
Construction	507	114	545
Containers	860	353	822
Material Handling	82	6	114
Transportation, rail	1,956	988	1,330
	$4,147	$1,762	$3,635

For further information regarding the Company’s equipment lease portfolio as of December 31, 2023, see Note 4, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2023 and the industries to which the assets have been financed (dollars in thousands):

	Amount Financed
	Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Research	$1,599	25.89%
Manufacturing	871	14.10%
Agriculture	706	11.43%
Miscellaneous	3,000	48.58%
	$6,176	100.00%

	Amount Financed
	Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Business services	$1,500	24.29%
Electrical	1,125	18.22%
Health services	1,000	16.19%
Computer engines	871	14.10%
Agriculture	706	11.43%
Manufacturing	500	8.10%
Research & development	474	7.67%
	$6,176	100.00%

From inception to December 31, 2023, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed	Early
	Excluding	Termination of	Total
Asset Types	Acquisition Fees	Notes Proceeds	Payments Received
Research	$1,599	$854	$1,057
Manufacturing	871	-	1,100
Agriculture	706	76	795
Miscellaneous	3,000	359	3,048
	$6,176	$1,289	$6,000

The Company had no notes receivable as of December 31, 2023 and 2022.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company's information security program is designed with the goal of maintaining the safety and security of its systems and data. The risk management program is designed to identify, assess, and mitigate risks across various aspects of the company, including financial, operational, regulatory, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential cyber threats. With the departure of the Company’s Chief Information Officer during the first half of 2023, the Company has engaged a third-party cybersecurity expert to assess the security of the Company’s systems and networks. In addition, the Company engaged a third-party vendor, along with an in-house system administrator, together the “IT Management”, to service the Company’s information systems.

The objective in managing cybersecurity risk is to avoid or minimize the impact of efforts to penetrate, disrupt or misuse Company systems or information. Cybersecurity helps to maintain an environment that encourages efficiency, innovation, and economic prosperity while promoting safety, security, business confidentiality, and privacy. IT Management is charged with cybersecurity and uses a layered approach to protect systems with ESET and Cylance.

IT Management uses a risk-based framework core consisting of cybersecurity activities, outcomes, and references that provide guidance for developing individual organizational profiles. IT Management is tasked with and shall:

●	Prioritize and scope. Identify organization objectives and priorities and determine the scope of systems and assets that support the selected business line or process.
●	Orient. Identify Information Systems and assets, regulatory requirements, and overall risk approach, identify threats to, and vulnerabilities of, those systems and assets.
●	Risk assessment. Identify the likelihood of a cybersecurity event and the impact on the organization. Consider emerging risks.
●	Target Profile. Create a Target Profile focusing on categories, subcategories, and desired cybersecurity outcomes.
●	Determine, Analyze, and Prioritize Gaps. Compare the Current Profile and the Target Profile to determine gaps and create a prioritized action plan to address those gaps.
●	Implement Action Plan. Determine actions to take and monitor against the Target Profile.

IT Management must also consider how the cybersecurity program might incorporate privacy principles such as:

●	Individual consent to the use of personal information
●	Collecting the minimum amount of personal information
●	Controls over the use and disclosure of personal information
●	Use and retention of personal information related to a cybersecurity incident
●	Transparency for certain cybersecurity activities
●	Accountability and auditing

IT Management ensures that the Company’s risks are properly monitored, managed and mitigated to the extent possible; and oversees the implementation and maintenance of formal strategies that govern information resources.

In addition, the Company has established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists.

The Company also leverages internal and external auditors and independent external partners to periodically review its processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program. The Chief Operating Officer manages the Company’s IT and cybersecurity environment, which is reviewed at least semi-annually.

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

Holders

As of December 31, 2023, a total of 412 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2023.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 178.4%, based on ATEL’s historical track record as of December 31, 2023.

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

ATEL 17, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 17, LLC at December 31, 2023 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $3.14. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 17, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 17, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016. Additional distributions have been consistently made through December 31, 2023.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2023, and paid through December 31, 2023. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 17, LLC Prospectus dated January 5, 2016 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2023 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$-		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		-		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		-		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		-		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		-		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,053		-		2,053		0.80	2,565,749
Dec 2021 - Nov 2022	Jan 2022 - Dec 2022	2,053		-		2,053		0.80	2,565,749
Dec 2022 - Nov 2023	Jan 2023 - Dec 2023	2,053		-		2,053		0.80	2,565,749

		$14,338		$-		$14,338		$6.22
Source of distributions
Lease and loan payments and sales proceeds received		$14,338	100.00%	$-	0.00%	$14,338	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2021, December 1, 2021 - November 30, 2022, and December 1, 2022 - November 30, 2023, respectively.

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the Limited Liability Company Units (“Units”) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on January 5, 2018. As of December 31, 2023, 2,565,749 Units were issued and outstanding.

During 2016, the Company initiated its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested and will reinvest cash flow in excess of certain amounts required to be distributed to the members and/or utilized its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ends December 31, 2024, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Operating Agreement.

The Company may continue until terminated as provided in the Operating Agreement. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The Company had net losses of $490 thousand and $556 thousand for the years ended December 31, 2023 and 2022, respectively. Compared to prior year, the results for 2023 reflect decreases in total operating revenues partially offset by reductions in total operating expenses and other losses.

Total operating revenues declined by $256 thousand due to the absence of sales of lease assets during 2023 and reductions in both net operating lease revenue and other revenue. The absence of lease asset sales activity during the current year resulted in a $202 thousand year over year decrease in gains realized on sales of lease assets. Moreover, net operating lease revenue declined by $31 thousand as a result of lease run-off and the impact of prior year asset dispositions on current year revenues; while other revenue decreased by $23 thousand due to a year over year decline in deferred maintenance fees charged on certain returned equipment.

Total operating expenses declined by $101 thousand primarily due to lower professional fees, interest expense, bank charges, depreciation expense, and cost reimbursements to Managing Member and/or affiliates. These decreases were partially offset by an increase in outside services.

Professional fees decreased by $28 thousand largely due to timing differences in receipt of services and billing; while interest expense decreased by $23 thousand due to the scheduled run-off of the Fund’s borrowings under non-recourse debt. In addition, bank charges decreased by $23 thousand due to the termination of the Company’s participation in a revolving credit facility at the end of 2022; and depreciation expense decreased by $19 thousand mainly attributable to lease run-off and the impact of prior year asset dispositions on current year depreciation. Moreover, cost reimbursements to the Managing Member and/or affiliates declined by $15 thousand due to lower allocated costs associated with the continued decline of the Fund’s asset base. Partially offsetting the aforementioned decreases in expenses was a $34 thousand increase in outside services, which was attributable to costs related to the implementation of a new accounting system, and upgrades to existing systems.

During the years ended December 31, 2023 and 2022, the Company recorded net other losses totaling $69 thousand and $290 thousand, respectively, to reflect both unrealized and realized gains and losses on the Fund’s investment securities and warrants portfolio. Most of the unrealized losses during both years, totaling $10 thousand for 2023 and $287 thousand for 2022, were related to one of the Company’s publicly traded equity securities, which had experienced a significant price reduction during the prior year. The price of such equity securities continued to decline during the current year, albeit at a lower amount. In contrast, the Company’s unrealized losses related to the fair valuation of its warrants portfolio increased to $61 thousand for 2023 from $4 thousand for 2022. Such increase in unrealized losses related to the warrants was due to adverse changes in prices of the underlying securities.

Capital Resources and Liquidity

At December 31, 2023 and 2022, the Company’s cash and cash equivalents totaled $1.0 million and $2.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2023	2022
Net cash provided by (used in):
Operating activities	$918	$843
Investing activities	13	337
Financing activities	(2,575)	(2,571)
Net decrease in cash and cash equivalents	$(1,644)	$(1,391)

During the years ended December 31, 2023 and 2022, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. During the current year, the Company also received $13 thousand of proceeds from sales of securities. By comparison, during the prior year, the Company received $420 thousand of proceeds from sales of lease assets, and $50 thousand of proceeds from the sale of options – short position contracts. There were no such proceeds during the current year.

During the same respective years, cash was primarily used to pay distributions, repay borrowings under non-recourse debt and acquire assets. Cash used to pay distributions totaled $2.1 million for each of the years ended December 31, 2023 and 2022; and repayments of non-recourse debt totaled $522 thousand and $518 thousand for the years ended December 31, 2023 and 2022, respectively. In addition, during the prior year, $133 thousand of cash used to acquire lease assets. There were no such acquisitions during the current year. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

Distributions

The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been consistently made through December 31, 2023. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 17, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 17, LLC (the “Company”), as of December 31, 2023 and 2022, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2024

We have served as the Company’s auditor since 2015.

ATEL 17, LLC

BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

(In Thousands)

	2023	2022

ASSETS
Cash and cash equivalents	$1,000	$2,644
Accounts receivable, net	52	42
Investment in equity securities	-	21
Warrants, fair value	77	138
Investments in equipment and leases, net	5,211	6,589
Prepaid expenses and other assets	4	6
Total assets	$6,344	$9,440

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$31	$40
Accrued distributions to Other Members	228	228
Other	65	59
Non-recourse debt	593	1,115
Unearned operating lease income	78	106
Total liabilities	995	1,548

Commitments and contingencies (Note 9)

Members’ capital:
Managing Member	1	1
Other Members	5,348	7,891
Total Members’ capital	5,349	7,892
Total liabilities and Members’ capital	$6,344	$9,440

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

	2023	2022
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$1,733	$1,764
Gain on sales of lease assets	-	202
Other revenue	2	25
Total operating revenues	1,735	1,991

Operating expenses:
Depreciation of operating lease assets	1,356	1,375
Asset management fees to Managing Member	219	224
Acquisition expense	-	4
Cost reimbursements to Managing Member and/or affiliates	287	302
Amortization of initial direct costs	22	27
Interest expense	37	60
Professional fees	118	146
Outside services	81	47
Taxes on income and franchise fees	4	5
Bank charges	8	31
Other expense	24	36
Total operating expenses	2,156	2,257
Net loss from operations	(421)	(266)

Other gain (loss):
Gain on sale of securities	2	-
Realized gain on sale of options	-	1
Unrealized loss on fair value adjustment for equity securities	(10)	(287)
Unrealized loss on fair value adjustment for warrants	(61)	(4)
Total other loss	(69)	(290)
Net loss	$(490)	$(556)

Net loss:
Managing Member	$-	$-
Other Members	(490)	(556)
	$(490)	$(556)

Net loss per Limited Liability Company Unit - Other Members	$(0.19)	$(0.22)
Weighted average number of Units outstanding	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	2,565,749	$10,500	$1	$10,501
Distributions to Other Members ($0.80 per Unit)	-	(2,053)	-	(2,053)
Net loss	-	(556)	-	(556)
Balance December 31, 2022	2,565,749	7,891	1	7,892
Distributions to Other Members ($0.80 per Unit)	-	(2,053)	-	(2,053)
Net loss	-	(490)	-	(490)
Balance December 31, 2023	2,565,749	$5,348	$1	$5,349

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In Thousands)

	2023	2022
Operating activities:
Net loss	$(490)	$(556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales of lease assets	-	(202)
Depreciation of operating lease assets	1,356	1,375
Amortization of initial direct costs	22	27
Gain on sale of securities	(2)	-
Realized gain on sale of options	-	(1)
Unrealized loss on fair value adjustment for equity securities	10	287
Unrealized loss on fair value adjustment for warrants	61	4
Changes in operating assets and liabilities:
Accounts receivable	(10)	(16)
Due from/to Managing Member and affiliates	(9)	22
Prepaid expenses and other assets	2	3
Accounts payable, other	6	(99)
Unearned operating lease income	(28)	(1)
Net cash provided by operating activities	918	843

Investing activities:
Purchases of equipment under operating leases	-	(133)
Proceeds from sale of securities	13	-
Proceeds from sale of options	-	50
Proceeds from sales of equipment under operating leases	-	420
Net cash provided by investing activities	13	337

Financing activities:
Repayments under non-recourse debt	(522)	(518)
Distributions to Other Members	(2,053)	(2,053)
Net cash used in financing activities	(2,575)	(2,571)

Net decrease in cash and cash equivalents	(1,644)	(1,391)
Cash at beginning of year	2,644	4,035
Cash at end of year	$1,000	$2,644

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$39	$61
Cash paid during the year for taxes	$1	$13

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$228	$228

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

As of December 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2023 and 2022, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2023, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2023 and 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may receive rights to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The fair value of the Company’s investment equity securities was de minimis as of December 31, 2023, and was $21 thousand as of December 31, 2022. All of such securities were publicly held and had readily determinable fair values. The Company recorded $10 thousand and $287 thousand of unrealized losses on its investment equity securities for the years ended December 31, 2023 and 2022, respectively. During 2023, the Company sold investment securities valued at approximately $11 thousand and realized a gain of $2 thousand on the sale. There was no such sale during the prior year.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $77 thousand and $138 thousand as of December 31, 2023 and 2022, respectively. The Company recorded unrealized losses of $61 thousand and $4 thousand on fair valuation of its warrants during 2023 and 2022, respectively.

Options - short position

During the year ended December 31, 2021, the Company had sold options contracts on a publicly traded investment security. Such contracts were sold in two tranches as follows: 125 options at a premium of $3.00 and 75 options at $1.64 per share. Accordingly, the Company recorded a liability for the initial options value totaling $50 thousand. The options contracts both expired on January 21, 2022 with a strike price of $15.00 and $12.50, respectively. The Company realized gains totaling $1 thousand related to the expiration of the options during the year ended December 31, 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. The related provision for state income taxes was $4 thousand and $5 thousand for the years ended December 31, 2023 and 2022, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Financial statement basis of net assets	$5,349	$7,892
Tax basis of net assets (unaudited)	5,331	7,266
Difference	$18	$626

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net income per financial statements	$(490)	$(556)
Tax adjustments (unaudited):
Adjustment to depreciation expense	622	242
Provision for losses and doubtful accounts	-	-
Adjustments to revenues	(19)	673
Adjustments to (loss) gain on sales of assets	-	(252)
Other	4	(2)
Income per federal tax return (unaudited)	$117	$105

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

As of December 31, 2023 and 2022, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage
	of Total Equipment Cost
Industry	2023	2022
Construction	24%	24%
Chemical	20%	20%
Transportation, air	17%	17%
Transportation, rail	14%	14%

During 2023 and 2022, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing
		and Lending Revenues
Lessee	Type of Equipment	2023	2022
Holcim - Acm Management, Inc.	Mining	26%	26%
Mosaic Fertilizer, LLC	Material Handling	20%	20%
Union Pacific Railroad Company	Railroad	12%	12%
Signature Flight Support LLC	Aviation	11%	11%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	December 31,
	2022	Reclassifications	Expense	2023
Equipment under operating leases, net	$6,543	$-	$(1,356)	$5,187
Initial direct costs, net	46	-	(22)	24
Total	$6,589	$-	$(1,378)	$5,211

Impairment of equipment:

As a result of impairment reviews, management determined that no impairment losses existed for the years ended December 31, 2023 and 2022.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.4 million for each of the years ended December 31, 2023 and 2022. Total depreciation for 2023 and 2022 included $4 thousand and $14 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

IDC amortization expense related to the Company’s operating leases totaled $22 thousand and $27 thousand for the years ended December 31, 2023 and 2022, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2022.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	December 31,
	2022	Additions	or Dispositions	2023
Construction	$3,218	$-	$-	$3,218
Mining	2,749	-	-	2,749
Aviation	2,327	-	-	2,327
Transportation, rail	1,723	-	-	1,723
Materials handling	1,249	-	-	1,249
Paper processing	1,058	-	-	1,058
Transportation, other	215	-	-	215
	12,539	-	-	12,539
Less accumulated depreciation	(5,996)	(1,356)	-	(7,352)
Total	$6,543	$(1,356)	$-	$5,187

The average estimated residual value for assets on operating leases was 27% of the assets’ original cost at both December 31, 2023 and 2022. There were no operating leases in non-accrual status at December 31, 2023 and 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

At December 31, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2024	$1,287
2025	632
2026	397
2027	329
2028	166
$2,811

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2023, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

5. Allowance for doubtful accounts:

The Company had no allowance for doubtful accounts for the years ended December 31, 2023 and 2022.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the years ended December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$287	$302
Asset management fees to Managing Member	219	224
Acquisition and initial direct costs paid to Managing Member	-	4
	$506	$530

7. Non-recourse debt:

At December 31, 2023, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.82% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2023, gross operating lease rentals totaled approximately $643 thousand over the remaining lease terms and the carrying value of the pledged assets was $1.6 million. The notes mature from 2024 through 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2024	$288	$20	$308
2025	73	13	86
2026	76	9	85
2027	80	6	86
2028	76	2	78
	$593	$50	$643

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

9. Commitments and contingencies:

At December 31, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

11. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both December 31, 2023 and 2022, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Distributions to the Other Members for the years ended December 31, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	2023	2022
Distributions	$2,053	$2,053
Weighted average number of Units outstanding	2,565,749	2,565,749
Weighted average distributions per Unit	$0.80	$0.80

12. Fair value measurements:

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

At December 31, 2023 and 2022, the Company’s warrants and investments securities were measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2023 and 2022, the calculated fair value of the Fund’s warrant portfolio approximated $77 thousand and $138 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Year Ended
	December 31,
	2023	2022
Fair value of warrants at beginning of year	$138	$142
Unrealized loss on fair value adjustment for warrants	(61)	(4)
Fair value of warrants at end of year	$77	$138

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of December 31, 2023, the fair value of the Company’s investment securities was deemed de minimis. As of December 31, 2022, the calculated fair value of such securities was $21 thousand. Such valuation is classified within Level 1 of the valuation hierarchy.

The fair value of investment securities that were accounted for on a recurring basis as of the December 31, 2023 and 2022, and classified as Level 1 are as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Fair value of securities at the beginning of year	$21	$308
Proceeds from securities sold	(13)	-
Realized gain on sales of securities	2	-
Unrealized loss on fair value adjustment for equity securities	(10)	(287)
Fair value of investment securities at the end of year	$-	$21

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2023 and 2022:

December 31, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.06)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	3.91 - 7.94 (4.08)
			Annualized volatility	31.90% - 83.00% (43.07%)

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $11.71 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	4.91 - 8.94 (5.07)
			Annualized volatility	41.18% - 83.00% (51.34%)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at December 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,000	$1,000	$-	$-	$1,000
Warrants, fair value	77	-	-	77	77
Financial liabilities:
Non-recourse debt	593	-	-	579	579

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,644	$2,644	$-	$-	$2,644
Investment in equity securities	21	21	-	-	21
Warrants, fair value	138	-	-	138	138
Financial liabilities:
Non-recourse debt	1,115	-	-	1,086	1,086

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2023. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2023.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

Item 9B. OTHER INFORMATION

None.

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

Dean L. Cash, age 73, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 70, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2023.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2023 and 2022 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2023, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Financial Services, LLC The Transamerica Pyramid 505 Montgomery Street, 7th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0020%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 6 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2023 and 2022, the Company incurred audit fees with its principal auditors totaling $76 thousand and $107 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)		14
	Balance Sheets at December 31, 2023 and 2022		15
	Statements of Operations for the years ended December 31, 2023 and 2022		16
	Statements of Changes in Members’ Capital for the years ended December 31, 2023 and 2022		17
	Statements of Cash Flows for the years ended December 31, 2023 and 2022		18
	Notes to Financial Statements		19

2.	Financial Statement Schedules

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
December 31, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2024

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Paritosh K. Choksi

/s/ Raymond A. Rigo	Senior Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.