Form 10-Q
period 2024-03-31
ATEL 17, LLC
filed 2024-05-14
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2024

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

The number of Limited Liability Company Units outstanding as of April 30, 2024 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$633	$1,000
Accounts receivable, net	59	52
Warrants, fair value	77	77
Investments in equipment and leases, net	4,887	5,211
Prepaid expenses and other assets	10	4
Total assets	$5,666	$6,344

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$22	$31
Accrued distributions to Other Members	228	228
Other	113	65
Non-recourse debt	499	593
Unearned operating lease income	69	78
Total liabilities	931	995

Commitments and contingencies (Note 6)

Members’ capital:
Managing Member	1	1
Other Members	4,734	5,348
Total Members’ capital	4,735	5,349
Total liabilities and Members’ capital	$5,666	$6,344

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$419	$440
Gain on sales of lease assets	10	-
Other revenue	1	-
Total operating revenues	430	440

Operating expenses:
Depreciation of operating lease assets	319	341
Asset management fees to Managing Member	54	55
Cost reimbursements to Managing Member and/or affiliates	81	83
Amortization of initial direct costs	5	5
Interest expense	6	11
Professional fees	30	40
Outside services	26	26
Other expense	10	12
Total operating expenses	531	573
Net loss from operations	(101)	(133)

Other income (loss):
Unrealized gain on fair value adjustment for equity securities	-	4
Unrealized loss on fair value adjustment for warrants	-	(2)
Total other income	-	2
Net loss	$(101)	$(131)

Net loss:
Managing Member	$-	$-
Other Members	(101)	(131)
	$(101)	$(131)

Net loss per Limited Liability Company Unit - Other Members	$(0.04)	$(0.05)
Weighted average number of Units outstanding	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2024
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2023	2,565,749	$5,348	$1	$5,349
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(101)	-	(101)
Balance March 31, 2024	2,565,749	$4,734	$1	$4,735

	Three Months Ended March 31, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	2,565,749	$7,891	$1	$7,892
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(131)	-	(131)
Balance March 31, 2023	2,565,749	$7,247	$1	$7,248

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net loss	$(101)	$(131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales of lease assets	(10)	-
Depreciation of operating lease assets	319	341
Amortization of initial direct costs	5	5
Provision for doubtful accounts	-	1
Unrealized gain on fair value adjustment for equity securities	-	(4)
Unrealized loss on fair value adjustment for warrants	-	2
Changes in operating assets and liabilities:
Accounts receivable	(7)	12
Prepaid expenses and other assets	(6)	4
Due to/from Managing Member and affiliates	(9)	(7)
Accounts payable, other	48	4
Unearned operating lease income	(9)	(3)
Net cash provided by operating activities	230	224

Investing activities:
Proceeds from sales of lease assets	10	-
Net cash provided by investing activities	10	-

Financing activities:
Repayments under non-recourse debt	(94)	(181)
Distributions to Other Members	(513)	(513)
Net cash used in financing activities	(607)	(694)

Net decrease in cash and cash equivalents	(367)	(470)
Cash at beginning of period	1,000	2,644
Cash at end of period	$633	$2,174

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6	$11
Cash paid during the period for taxes	$1	$1

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$228	$228

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

As of March 31, 2024, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2024, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2024 and 2023, and as of March 31, 2024 and December 31, 2023, all of the Company’s current operating revenues and long-lived assets, respectively, relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The fair value of the Company’s investment equity securities was de minimis as of March 31, 2024 and December 31, 2023. All of such securities were publicly held and had readily determinable fair values. During the three months ended March 31, 2023, the Company recorded unrealized gains of $4 thousand on its investment securities. Unrealized gains and losses were de minimis during the current quarter. There were no sales of securities for the three months ended March 31, 2024 and 2023.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $77 thousand at both March 31, 2024 and December 31, 2023. The Company recorded unrealized losses of $2 thousand on fair valuation of its warrants for the three months ended March 31, 2023. Unrealized gains and losses during the current quarter were deemed de minimis.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Recent accounting pronouncements:

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates into the Accounting Standards Codification (“ASC”) certain incremental disclosure requirements introduced by the Securities and Exchange Commission (“SEC”) as part of its disclosure update and simplification initiative. The amendments in this update are intended to clarify or improve presentation and disclosure requirements around a variety of ASC Topics, improve entity comparability for users, and align ASC requirements with SEC regulations. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the ASC and not become effective. Early adoption is prohibited. The Company does not expect the issuance of this ASU to have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which include improvements to income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments to better align disclosures with Regulation S-X and to remove disclosures no longer considered cost beneficial or relevant. This ASU is effective for public entities for annual periods beginning after December 15, 2024, with earlier or retrospective application permitted. The amendments in this ASU should be applied prospectively for annual financial statements not yet issued or made available for issuance. The Company is evaluating the future impact of the issuance of this ASU on its financial statements and disclosures.

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	March 31,
	2023	Reclassifications	Expense	2024
Equipment under operating leases, net	$5,187	$-	$(319)	$4,868
Initial direct costs, net	24	-	(5)	19
Total	$5,211	$-	$(324)	$4,887

Impairment of equipment:

As a result of impairment reviews, management determined that no impairment losses existed for the three-month periods ended March 31, 2024 and 2023.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $319 thousand and $341 thousand for the respective three months ended March 31, 2024 and 2023. Total depreciation for March 31, 2023 included $4 thousand of additional depreciation recorded to reflect quarter-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. Such additional depreciation was deemed de minimis during the current quarter.

IDC amortization expense related to the Company’s operating leases totaled $5 thousand for each of the three months ended March 31, 2024 and 2023.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2022.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2023	Additions	or Dispositions	2024
Construction	$3,218	$-	$-	$3,218
Mining	2,749	-	-	2,749
Aviation	2,327	-	-	2,327
Transportation, rail	1,723	-	-	1,723
Materials handling	1,249	-	(38)	1,211
Paper processing	1,058	-	-	1,058
Transportation, other	215	-	-	215
	12,539	-	(38)	12,501
Less accumulated depreciation	(7,352)	(319)	38	(7,633)
Total	$5,187	$(319)	$-	$4,868

The average estimated residual value for assets on operating leases was 25% and 27% of the assets’ original cost at March 31, 2024 and December 31, 2023, respectively. There were no operating leases in non-accrual status at March 31, 2024 and December 31, 2023.

At March 31, 2024, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2024	$895
Year ending December 31, 2025	631
2026	397
2027	329
2028	166
$2,418

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2024, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three months ended March 31, 2024 and 2023 as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Administrative costs reimbursed to Managing Member and/or affiliates	$81	$83
Asset management fees to Managing Member	54	55
	$135	$138

5. Non-recourse debt:

At March 31, 2024, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.97% to 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2024, gross operating lease rentals totaled approximately $545 thousand over the remaining lease terms and the carrying value of the pledged assets was $1.5 million. The notes mature from 2024 through 2028.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2024	$194	$14	$208
Year ending December 31, 2025	73	13	86
2026	76	9	85
2027	79	6	85
2028	77	2	79
	$499	$44	$543

6. Commitments and contingencies:

At March 31, 2024, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

8. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both March 31, 2024 and December 31, 2023, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Distributions to the Other Members for the three months ended March 31, 2024 and 2023 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2024	2023
Distributions	$513	$513
Weighted average number of Units outstanding	2,565,749	2,565,749
Weighted average distributions per Unit	$0.20	$0.20

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2024 and December 31, 2023, the Company’s warrants and investment securities were measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $77 thousand as of March 31, 2024 and December 31, 2023. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Fair value of warrants at beginning of period	$77	$138
Unrealized loss on fair value adjustment for warrants	-	(2)
Fair value of warrants at end of period	$77	$136

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of March 31, 2024 and December 31, 2023, the fair value of equity securities were deemed de minimis. Such valuations are classified within Level 1 of the valuation hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2024 and December 31, 2023:

March 31, 2024
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.06)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	3.66 - 7.69 (3.80)
			Annualized volatility	33.09% - 83.00% (42.38%)

December 31, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.06)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	3.91 - 7.94 (4.08)
			Annualized volatility	31.90% - 83.00% (43.07%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at March 31, 2024
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$633	$633	$-	$-	$633
Warrants, fair value	77	-	-	77	77
Financial liabilities:
Non-recourse debt	499	-	-	484	484

	Fair Value Measurements at December 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,000	$1,000	$-	$-	$1,000
Warrants, fair value	77	-	-	77	77
Financial liabilities:
Non-recourse debt	593	-	-	579	579

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

Results of Operations

The three months ended March 31, 2024 versus the three months ended March 31, 2023

The Company had net losses of $101 thousand and $131 thousand for the three months ended March 31, 2024 and 2023, respectively. Compared to the prior year quarter, the results for the first quarter of 2024 primarily reflect decreases in both operating revenues and operating expenses.

Revenues

Total operating revenues declined by $10 thousand, or 2%, primarily due to the $21 thousand decrease in operating lease revenues, which was mainly attributable to lease run-off of lease assets since March 31, 2023. Such decrease was partially offset by a $10 thousand gain realized on the sale of equipment. There were no sales of equipment during the prior year quarter.

Expenses

Total operating expenses declined by $42 thousand primarily due to lower depreciation expense, professional fees, and interest expense.

Depreciation expense decreased by $22 thousand mainly due to lease run-off since March 31, 2023. Professional fees declined by $10 thousand largely due to timing differences in receipt of services and billing; while interest expense decreased by $5 thousand due to the scheduled run-off of the Fund’s borrowings under non-recourse debt.

Capital Resources and Liquidity

At March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents totaled $633 thousand and $1.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$230	$224
Investing activities	10	-
Financing activities	(607)	(694)
Net decrease in cash and cash equivalents	$(367)	$(470)

During the respective three months ended March 31, 2024 and 2023, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. During the current year period, the Company also received $10 thousand of proceeds from sales of lease assets. There were no such proceeds during the prior year period.

During the respective three months ended March 31, 2024 and 2023, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $513 thousand for each of the three-month periods ended March 31, 2024 and 2023; and repayments of non-recourse debt totaled $94 thousand and $181 thousand for the three months ended March 31, 2024 and 2023, respectively. Cash was also used to pay invoices related to management fees and expenses, and other payables in both three-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016.

Cash distributions were paid by the Fund to Unitholders of record as of February 29, 2024, and paid through March 31, 2024. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2024 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$-		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		-		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		-		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		-		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		-		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,053		-		2,053		0.80	2,565,749
Dec 2021 - Nov 2022	Jan 2022 - Dec 2022	2,053		-		2,053		0.80	2,565,749
Dec 2022 - Nov 2023	Jan 2023 - Dec 2023	2,053		-		2,053		0.80	2,565,749
Dec 2023 - Feb 2024	Jan 2024 - Mar 2024	513		-		513		0.20	2,565,749

		$14,851		$-		$14,851		$6.42
Source of distributions
Lease and loan payments and sales proceeds received		$14,851	100.00%	$-	0.00%	$14,851	100.00%
Interest income		-	0.00%	-	0.00%	-	0.00%
Debt against non-cancellable firm term payments on leases and loans		-	0.00%	-	0.00%	-	0.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2021, December 1, 2021- November 30, 2022, December 1, 2022 - November 30, 2023, and December 1, 2023 - February 29, 2024, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2024, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies since December 31, 2023.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
March 31, 2024 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2024

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