Form 10-Q
period 2024-09-30
ATEL 17, LLC
filed 2024-11-14
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2024

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

The number of Limited Liability Company Units outstanding as of October 31, 2024 was 2,565,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Cash and cash equivalents	$217	$1,000
Accounts receivable, net	20	52
Warrants, fair value	81	77
Investments in equipment and leases, net	4,256	5,211
Prepaid expenses and other assets	5	4
Total assets	$4,579	$6,344

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$10	$31
Accrued distributions to Other Members	85	228
Other	61	65
Non-recourse debt	342	593
Unearned operating lease income	50	78
Total liabilities	548	995

Commitments and contingencies (Note 6)

Members’ capital:
Managing Member	1	1
Other Members	4,030	5,348
Total Members’ capital	4,031	5,349
Total liabilities and Members’ capital	$4,579	$6,344

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$314	$434	$1,154	$1,309
Gain on sales of lease assets	46	—	221	—
Other revenue	1	1	12	2
Total operating revenues	361	435	1,387	1,311

Operating expenses:
Depreciation of operating lease assets	233	342	852	1,024
Asset management fees to Managing Member	39	55	146	165
Cost reimbursements to Managing Member and/or affiliates	91	75	237	226
Amortization of initial direct costs	3	6	12	17
Interest expense	5	8	16	30
Professional fees	19	58	134	118
Outside services	28	12	67	56
Other expense	11	7	27	28
Total operating expenses	429	563	1,491	1,664
Net loss from operations	(68)	(128)	(104)	(353)

Other income (loss):
Unrealized loss on fair value adjustment for equity securities	—	(8)	—	(10)
Unrealized gain (loss) on fair value adjustment for warrants	6	(5)	4	(7)
Total other income (loss)	6	(13)	4	(17)
Net loss	$(62)	$(141)	$(100)	$(370)

Net loss:
Managing Member	$—	$—	$—	$—
Other Members	(62)	(141)	(100)	(370)
	$(62)	$(141)	$(100)	$(370)

Net loss per Limited Liability Company Unit - Other Members	$(0.02)	$(0.05)	$(0.04)	$(0.14)
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2024
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2024	2,565,749	$4,284	$1	$4,285
Distributions to Other Members ($0.07 per Unit)	-	(192)	-	(192)
Net loss	-	(62)	-	(62)
Balance September 30, 2024	2,565,749	$4,030	$1	$4,031

	Nine Months Ended September 30, 2024
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2023	2,565,749	$5,348	$1	$5,349
Distributions to Other Members ($0.47 per Unit)	-	(1,218)	-	(1,218)
Net loss	-	(100)	-	(100)
Balance September 30, 2024	2,565,749	$4,030	$1	$4,031

	Three Months Ended September 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2023	2,565,749	$6,636	$1	$6,637
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(141)	-	(141)
Balance September 30, 2023	2,565,749	$5,982	$1	$5,983

	Nine Months Ended September 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	2,565,749	$7,891	$1	$7,892
Distributions to Other Members ($0.60 per Unit)	-	(1,539)	-	(1,539)
Net loss	-	(370)	-	(370)
Balance September 30, 2023	2,565,749	$5,982	$1	$5,983

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net loss	$(100)	$(370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales of lease assets	(221)	—
Depreciation of operating lease assets	852	1,024
Amortization of initial direct costs	12	17
Provision for doubtful accounts	3	—
Unrealized loss on fair value adjustment for equity securities	—	10
Unrealized (gain) loss on fair value adjustment for warrants	(4)	7
Changes in operating assets and liabilities:
Accounts receivable	29	5
Prepaid expenses and other assets	(1)	2
Due to/from Managing Member and affiliates	(21)	(12)
Accounts payable, other	(4)	(4)
Unearned operating lease income	(28)	(20)
Net cash provided by operating activities	517	659

Investing activities:
Proceeds from sales of lease assets	312	—
Net cash provided by investing activities	312	—

Financing activities:
Repayments under non-recourse debt	(251)	(403)
Distributions to Other Members	(1,361)	(1,539)
Net cash used in financing activities	(1,612)	(1,942)

Net decrease in cash and cash equivalents	(783)	(1,283)
Cash at beginning of period	1,000	2,644
Cash at end of period	$217	$1,361

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$16	$31
Cash paid during the period for taxes	$1	$1

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$85	$228

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

As of September 30, 2024, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,565,749 Units were issued and outstanding.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2024, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2024 and 2023, and as of September 30, 2024 and December 31, 2023, all of the Company’s current operating revenues and long-lived assets, respectively, relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The fair value of the Company’s investment equity securities was de minimis as of September 30, 2024 and December 31, 2023. All of such securities were publicly held and had readily determinable fair values. Unrealized gains and losses were de minimis during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company recorded unrealized losses of $8 thousand and $10 thousand, respectively, on its investment securities. There were no sales of securities for the three and nine months ended September 30, 2024 and 2023.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $81 thousand and $77 thousand at September  30, 2024 and December 31, 2023, respectively. The Company recorded unrealized gains of $6 thousand and $4 thousand on fair valuation of its warrants for the respective three- and nine-month periods ended September 30, 2024. Unrealized losses of $5 thousand and $7 thousand were recorded for the three and nine months ended September 30, 2023, respectively.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

(Unaudited)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures – to enhance disclosures about significant segment expenses for public entities reporting segment information. It requires that a public entity disclose, on an annual and interim basis, significant expense categories for each reportable segment. Significant expense categories are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker (“CODM”), and 2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for “other segment items”, reflecting the difference between 1) segment revenue less significant segment expenses, and 2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the guidance on a retrospective basis. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Comprehensive Income (Topic 220) – Disaggregation of Income Statement Expenses, which requires disclosure in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

application. The Company is currently evaluating the impact related to the adoption of ASU 2024-03 on its financial statement disclosures.

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	September 30,
	2023	Reclassifications	Expense	2024
Equipment under operating leases, net	$5,187	$(91)	$(852)	$4,244
Initial direct costs, net	24	-	(12)	12
Total	$5,211	$(91)	$(864)	$4,256

Impairment of equipment:

As a result of impairment reviews, management determined that no impairment losses existed for the three- and nine-month periods ended September 30, 2024 and 2023.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $233 thousand and $342 thousand for the respective three months ended September 30, 2024 and 2023; and was $852 thousand and $1 million for the respective nine months ended September 30, 2024 and 2023. Total depreciation for the three and nine months ended September 30, 2024 included additional depreciation recorded to reflect respective quarter-to-date and year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such amount was de minimis for the three months ended September 30, 2024, and totaled $8 thousand for the nine months ended September 30, 2024.The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. Such additional depreciation was deemed de minimis during the prior year three- and nine-month periods.

IDC amortization expense related to the Company’s operating leases totaled $3 thousand and $6 thousand for the three months ended September 30, 2024 and 2023, respectively, and was $12 thousand and $17 thousand for the nine months ended September 30, 2024 and 2023, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2023	Additions	or Dispositions	2024
Construction	$3,218	$-	$-	$3,218
Mining	2,749	-	-	2,749
Aviation	2,327	-	-	2,327
Transportation, rail	1,723	-	-	1,723
Materials handling	1,249	-	(495)	754
Paper processing	1,058	-	-	1,058
Transportation, other	215	-	(97)	118
	12,539	-	(592)	11,947
Less accumulated depreciation	(7,352)	(852)	501	(7,703)
Total	$5,187	$(852)	$(91)	$4,244

The average estimated residual value for assets on operating leases was 25% and 27% of the assets’ original cost at September 30, 2024 and December 31, 2023, respectively. There were no operating leases in non-accrual status at September 30, 2024 and December 31, 2023.

At September 30, 2024, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2024	$293
Year ending December 31, 2025	687
2026	397
2027	329
2028	165
$1,871

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2024, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and nine months ended September 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Administrative costs reimbursed to Managing Member and/or affiliates	$91	$75	$237	$226
Asset management fees to Managing Member	39	55	146	165
	$130	$130	$383	$391

5. Non-recourse debt:

At September 30, 2024, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. The interest on all notes is 4.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2024, gross operating lease rentals totaled approximately $376 thousand over the remaining lease terms and the carrying value of the pledged assets was $690 thousand. The notes mature from 2024 through 2028.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2024	$37	$4	$41
Year ending December 31, 2025	73	13	86
2026	76	9	85
2027	79	6	85
2028	77	2	79
	$342	$34	$376

6. Commitments and contingencies:

At September 30, 2024, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

7. Members’ capital:

A total of 2,565,749 Units were issued and outstanding at both September 30, 2024 and December 31, 2023, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

members. Commencing with the initial closing date, net income and net loss are to be allocated 99.99% to the Other Members and 0.01% to the Managing Member.

Fund distributions are to be allocated 0.01% to the Managing Member and 99.99% to the Other Members. The Company commenced periodic distributions in February 2016.

Distributions to the Other Members for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Distributions	$192	$513	$1,218	$1,539
Weighted average number of Units outstanding	2,565,749	2,565,749	2,565,749	2,565,749
Weighted average distributions per Unit	$0.07	$0.20	$0.47	$0.60

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2024 and December 31, 2023, the Company’s warrants and investment securities were measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $81 thousand and $77 thousand as of September 30, 2024 and December 31, 2023, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fair value of warrants at beginning of period	$75	$136	$77	$138
Unrealized gain (loss) on fair value adjustment for warrants	6	(5)	4	(7)
Fair value of warrants at end of period	$81	$131	$81	$131

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of September 30, 2024 and

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

December 31, 2023, the fair value of equity securities were deemed de minimis. Such valuations are classified within Level 1 of the valuation hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2024 and December 31, 2023:

September 30, 2024
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.06)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	3.16 - 7.19 (3.30)
			Annualized volatility	48.75% - 83.00% (49.01%)

December 31, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.06)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	3.91 - 7.94 (4.08)
			Annualized volatility	31.90% - 83.00% (43.07%)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at September 30, 2024
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$217	$217	$-	$-	$217
Warrants, fair value	81	-	-	81	81
Financial liabilities:
Non-recourse debt	342	-	-	335	335

	Fair Value Measurements at December 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,000	$1,000	$-	$-	$1,000
Warrants, fair value	77	-	-	77	77
Financial liabilities:
Non-recourse debt	593	-	-	579	579

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

Results of Operations

The three months ended September 30, 2024 versus the three months ended September 30, 2023

The Company had net losses of $62 thousand and $141 thousand for the three months ended September 30, 2024 and 2023, respectively. Compared to the prior year quarter, the results for the third quarter of 2024 primarily reflect a decrease in total operating expenses and a favorable change in other gains and losses related to the fair valuation of the Fund’s equity securities and warrants offset, in part, by a decline in total operating revenues.

Revenues

Total operating revenues decreased by $74 thousand, or 17%, mainly due to a $120 thousand decrease in operating lease revenues partially offset by a $46 thousand increase in gains realized on sales of lease assets. The decrease in operating lease revenues was mostly related to a $78 thousand decline in revenues from leases under month-to-month contracts. The remaining decline in operating lease revenues was mainly due to lease run-off and asset dispositions. Offsetting such decrease in revenues was a $46 thousand gain realized on sales of lease assets, mostly trucks and trailers, during the current period. There were no such sales during the prior year period.

Expenses

Total operating expenses decreased by $134 thousand, or 24%, primarily due to decreases in depreciation, professional fees and asset management fees. These were offset by increases in cost reimbursements to affiliates and outside services.

Deprecation expense decreased by $109 thousand mainly due to lease run-off and asset disposition since September 30, 2023. Professional fees decreased by $39 thousand due to a lower audit fees paid during the current quarter resulting from timing differences in receipt of services and billings, and asset management fees decreased by $16 thousand primarily due to the decline in managed assets and related revenue. Partially offsetting such decreases was a $16 thousand increase in cost reimbursements to affiliates, mainly due to allocated severance related payments, and a $16 thousand increase in outside services due to increased information technology-related charges.

Other income/loss

During the three months ended September 30, 2024 and 2023, the Company recorded other income totaling $6 thousand and other loss totaling $13 thousand, respectively, to reflect unrealized gains and losses on the fair valuation of the Fund’s investment securities and warrants portfolio. Other income recorded during the current period all relates to unrealized gains on the Fund’s warrant positions. In contrast, the prior year period other loss reflects an $8 thousand unrealized loss related to the Fund’s equity securities and $5 thousand of unrealized losses related to its warrant positions, both due to adverse changes in prices of the underlying securities.

The nine months ended September 30, 2024 versus the nine months ended September 30, 2023

The Company had net losses of $100 thousand and $370 thousand for the nine months ended September 30, 2024 and 2023, respectively. The results for the first nine months of 2024 reflect an increase in total operating revenues, a reduction in total operating expenses and a favorable change in other gains and losses related to the fair valuation of the Fund’s equity securities and warrants.

Revenues

Total operating revenues for the first nine months of 2024 increased by $76 thousand, or 6%, when compared to the prior year period. Such increase was primarily due to a $221 thousand increase in gains on sale of lease assets, mostly lift trucks, during the period. There were no such sales during the prior year period. Such increase in revenues was partially offset by a $155 thousand decline in operating lease revenues, which was attributable to a $78 thousand decline in revenues from leases under month-to-month contracts, coupled with the impact of lease run-off and asset dispositions since September 30, 2023.

Expenses

Total operating expenses decreased by $173 thousand, or 10%, when compared to the prior year period. Such decrease was mainly a result of lower depreciation, asset management fees and interest expense offset, in part, by increases in professional fees, cost reimbursements to affiliates and outside sevices.

Depreciation expense decreased by $172 thousand mainly due to lease run-off and dispositions since September 30, 2023. Asset management fees decreased by $19 thousand due to the continued decline of managed assets and related revenues, and interest expense decreased by $14 thousand due to the scheduled run-off of the Fund’s borrowings under non-recourse debt. Partially offsetting such decreases was a $16 thousand increase in professional fees, which was attributable to higher legal fees paid during the current period resulting from timing differences in receipt of services and billings. In addition, costs reimbursed to the Manager increased by $11 thousand primarily due to allocated severance related payments; and outside services increased by $11 thousand mainly due to increased information technology-related charges.

Other income/loss

During the nine months ended September 30, 2024 and 2023, the Company recorded other income totaling $4 thousand and other loss totaling $17 thousand, respectively, to reflect unrealized gains and losses on the fair valuation of the Fund’s investment securities and warrants portfolio. Other income recorded during the current period all relates to unrealized gains on the Fund’s warrant positions. By comparison, the prior year period other loss reflects a $10 thousand unrealized loss related to the Fund’s equity securities and $7 thousand of unrealized losses related to its warrant positions, both due to adverse changes in prices of the underlying securities.

Capital Resources and Liquidity

At September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents totaled $217 thousand and $1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$517	$659
Investing activities	312	-
Financing activities	(1,612)	(1,942)
Net decrease in cash and cash equivalents	$(783)	$(1,283)

During the respective nine months ended September 30, 2024 and 2023, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. During the current period, the Company also received $312 thousand of proceeds from sales of lease assets. There were no such proceeds during the prior year period.

During the respective nine months ended September 30, 2024 and 2023, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $1.4 million and $1.5 million for the respective nine-month periods ended September 30, 2024 and 2023; and repayments of non-recourse debt totaled $251 thousand and $403 thousand for the respective nine-month periods ended September 30, 2024 and 2023. Cash was also used to pay invoices related to management fees and expenses, and other payables in both nine-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2024, and paid through September 30, 2024. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2024 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$-		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		-		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		-		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		-		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		-		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,053		-		2,053		0.80	2,565,749
Dec 2021 - Nov 2022	Jan 2022 - Dec 2022	2,053		-		2,053		0.80	2,565,749
Dec 2022 - Nov 2023	Jan 2023 - Dec 2023	2,053		-		2,053		0.80	2,565,749
Dec 2023 - Aug 2024	Jan 2024 - Sep 2024	1,218		-		1,218		0.47	2,565,749

		$15,556		$-		$15,556		$6.69
Source of distributions
Lease and loan payments and sales proceeds received		$15,556	100.00%	$-	0.00%	$15,556	100.00%
Interest income		-	0.00%	-	0.00%	-	0.00%
Debt against non-cancellable firm term payments on leases and loans		-	0.00%	-	0.00%	-	0.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2021, December 1, 2021- November 30, 2022, December 1, 2022 - November 30, 2023, and December 1, 2023 - August 31, 2024, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2024, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2024 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2024

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