Form 10-K
period 2024-12-31
ATEL 17, LLC
filed 2025-03-19
CIK 1640982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2024

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2025 was 2,554,249.

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

As of December 31, 2024, cumulative gross contributions less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,554,249 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2024 the Company has purchased equipment with a total acquisition price of $16.7 million. The Company has also funded investments in notes receivable totaling $6.2 million through December 31, 2024.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the U.S., has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2024 and the industries to which the assets have been leased (dollars in thousands):

	Purchase Price
	Excluding	Percentage of Total
Asset Types	Acquisition Fees	Acquisitions
Transportation, rail	$3,679	22.05%
Construction	2,891	17.33%
Mining	2,749	16.48%
Aviation	2,118	12.70%
Materials handling	1,330	7.97%
Paper processing	1,058	6.34%
Marine vessels	1,041	6.24%
Containers	860	5.15%
Agriculture	742	4.45%
Transportation services, other	215	1.29%
	$16,683	100.00%

	Purchase Price
	Excluding	Percentage of Total
Industry of Lessee	Acquisition Fees	Acquisitions
Transportation, rail	$3,679	22.05%
Chemical	2,515	15.08%
Transportation, air	2,118	12.70%
Agriculture	1,818	10.90%
Construction	1,728	10.36%
Industrial machinery	1,569	9.40%
Paper and allied products	1,058	6.34%
Utilities	1,041	6.24%
Refuse systems	860	5.15%
Transportation services, other	297	1.78%
	$16,683	100.00%

From inception to December 31, 2024, the Company had disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Costs
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Agriculture	$742	$301	$824
Construction	507	114	545
Containers	860	353	822
Material Handling	577	268	646
Transportation services, other	97	49	138
Transportation, rail	1,956	988	1,330
	$4,739	$2,073	$4,305

For further information regarding the Company’s equipment lease portfolio as of December 31, 2024, see Note 4, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2024 and the industries to which the assets have been financed (dollars in thousands):

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

From inception to December 31, 2024, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed	Early
	Excluding	Termination of	Total
Asset Types	Acquisition Fees	Notes Proceeds	Payments Received
Research	$1,599	$854	$1,057
Manufacturing	871	-	1,100
Agriculture	706	76	795
Miscellaneous	3,000	359	3,048
	$6,176	$1,289	$6,000

The Company had no notes receivable as of December 31, 2024 and 2023.

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

Holders

As of December 31, 2024, a total of 408 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2024.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 193.7%, based on ATEL’s historical track record as of December 31, 2024.

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

ATEL 17, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 17, LLC at December 31, 2024 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $2.17. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 17, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 17, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016. Additional distributions have been consistently made through December 31, 2024.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2024, and paid through December 31, 2024. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 17, LLC Prospectus dated January 5, 2016 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2024 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$-		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		-		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		-		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		-		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		-		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,053		-		2,053		0.80	2,565,749
Dec 2021 - Nov 2022	Jan 2022 - Dec 2022	2,053		-		2,053		0.80	2,565,749
Dec 2022 - Nov 2023	Jan 2023 - Dec 2023	2,053		-		2,053		0.80	2,565,749
Dec 2023 - Nov 2024	Jan 2024 - Dec 2024	1,500		-		1,500		0.58	2,564,295

		$15,838		$-		$15,838		$6.80
Source of distributions
Lease and loan payments and sales proceeds received		$15,838	100.00%	$-	0.00%	$15,838	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2021, December 1, 2021 - November 30, 2022, December 1, 2022 - November 30, 2023 and December 1, 2023 - November 30, 2024, respectively.

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

The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of January 5, 2016. The offering will continue until the earlier of a period of two years from that date or until sales of the Limited Liability Company Units (“Units”) to the public reach $150 million. As of February 2, 2016, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2016. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 6, 2016, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on January 5, 2018. As of December 31, 2024, 2,554,249 Units were issued and outstanding.

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

Results of Operations

The Company had net losses of $6 thousand and $490 thousand for the years ended December 31, 2024 and 2023, respectively. Compared to prior year, the results for 2024 reflect an increase in total operating revenues, a decline in total operating expenses and a favorable change in other gains and losses related to the fair valuation of the Company’s equity securities and warrants.

Revenues

Total operating revenues increased by $128 thousand, or 7%, when compared to prior year. Such increase was primarily due to $221 thousand gains realized from the sale of certain transportation equipment during 2024. There were no such sales during the prior year. In addition, other revenue was higher by $34 thousand mainly due to an increase in deferred maintenance fees charged on returned equipment with excess wear and tear. These increases in revenues were partially offset by a $127 thousand reduction in operating lease revenues mainly due to lease run-off and equipment sales.

Expenses

Total operating expenses declined by $261 thousand, or 12%, primarily due to lower depreciation expense, asset management fees and interest expense. These decreases were partially offset by an increase in professional fees.

Depreciation expense decreased by $231 thousand largely due to lease run-off and equipment sales. Such decrease was net of a $45 thousand increase in additional depreciation recorded to reflect year-to-date changes in the estimated residual value of certain equipment generating revenue under month-to-month extensions. Moreover, asset management fees declined by $48 thousand due to the Company’s declining managed assets and related revenue, and interest expense decreased by $18 thousand as a result of the scheduled run-off of the Company’s borrowings under non-recourse debt. These reductions in expense were offset by a $43 thousand increase in professional fees attributable to legal fees related to outstanding distribution checks.

Other gain (loss)

During the years ended December 31, 2024 and 2023, the Company recorded other gains totaling $26 thousand and other losses of $69 thousand, respectively, to reflect unrealized gains and losses on the fair valuation of the Company’s investment securities and warrants portfolio.

Other income recorded during the current year all relates to unrealized gains on the Company’s warrant positions. During the prior year, the Company recorded unrealized losses of $61 thousand on such warrant positions. The year over year favorable change was due to an increase in the price of underlying securities of the Company’s warrant portfolio. Unrealized gains and losses on the Company’s publicly traded securities was deemed de minimis for 2024. During 2023, the Company recorded an unrealized loss of $10 thousand on such securities. The favorable change in the fair value of the securities was mainly due to the steadying of the price of the underlying security after a period of steep decline.

Capital Resources and Liquidity

At December 31, 2024 and 2023, the Company’s cash and cash equivalents totaled $358 thousand and $1.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2024	2023
Net cash provided by (used in):
Operating activities	$871	$918
Investing activities	311	13
Financing activities	(1,824)	(2,575)
Net decrease in cash and cash equivalents	$(642)	$(1,644)

During the years ended December 31, 2024 and 2023, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. During the current year, the Company received $311 thousand of proceeds from sales of lease assets. There were no sales of lease assets during the prior year. In addition, during the prior year, the Company received $13 thousand of proceeds from sales of securities. There were no such proceeds during the current year.

During the same respective years, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $1.5 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively; and repayments of non-recourse debt totaled $288 thousand and $522 thousand for the years ended December 31, 2024 and 2023, respectively. In addition, during the current year, the Company repurchased units worth $36 thousand. There were no such repurchases during the prior year.

Distributions

The Company commenced periodic distributions beginning with the month of February 2016. Additional distributions have been consistently made through December 31, 2024. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2024, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 31.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 17, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 17, LLC (the “Company”), as of December 31, 2024 and 2023, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 19, 2025

We have served as the Company’s auditor since 2015.

ATEL 17, LLC

BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

(In Thousands)

	2024	2023

ASSETS
Cash and cash equivalents	$358	$1,000
Accounts receivable, net	9	52
Warrants, fair value	103	77
Investments in equipment and leases, net	3,981	5,211
Prepaid expenses and other assets	2	4
Total assets	$4,453	$6,344

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$12	$31
Accrued distributions to Other Members	43	228
Other	60	65
Non-recourse debt	305	593
Unearned operating lease income	41	78
Total liabilities	461	995

Commitments and contingencies (Note 8)

Members’ capital:
Managing Member	1	1
Other Members	3,991	5,348
Total Members’ capital	3,992	5,349
Total liabilities and Members’ capital	$4,453	$6,344

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In Thousands Except for Units and Per Unit Data)

	2024	2023
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$1,606	$1,733
Gain on sales of lease assets	221	-
Other revenue	36	2
Total operating revenues	1,863	1,735

Operating expenses:
Depreciation of operating lease assets	1,125	1,356
Asset management fees to Managing Member	171	219
Cost reimbursements to Managing Member and/or affiliates	280	287
Amortization of initial direct costs	15	22
Interest expense	19	37
Professional fees	161	118
Outside services	93	81
Taxes on income and franchise fees	2	4
Bank charges	10	8
Other expense	19	24
Total operating expenses	1,895	2,156
Net loss from operations	(32)	(421)

Other gain (loss):
Gain on sale of securities	-	2
Unrealized loss on fair value adjustment for equity securities	-	(10)
Unrealized gain (loss) on fair value adjustment for warrants	26	(61)
Total other gain (loss)	26	(69)
Net loss	$(6)	$(490)

Net loss:
Managing Member	$-	$-
Other Members	(6)	(490)
	$(6)	$(490)

Net loss per Limited Liability Company Unit - Other Members	$(0.00)	$(0.19)
Weighted average number of Units outstanding	2,564,295	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	2,565,749	$7,891	$1	$7,892
Distributions to Other Members ($0.80 per Unit)	—	(2,053)	-	(2,053)
Net loss	-	(490)	-	(490)
Balance December 31, 2023	2,565,749	5,348	1	5,349
Repurchase of Units	(11,500)	(36)	-	(36)
Distributions to Other Members ($0.51 per Unit)	-	(1,315)	-	(1,315)
Net loss	-	(6)	-	(6)
Balance December 31, 2024	2,554,249	$3,991	$1	$3,992

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(In Thousands)

	2024	2023
Operating activities:
Net loss	$(6)	$(490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales of lease assets	(221)	-
Depreciation of operating lease assets	1,125	1,356
Amortization of initial direct costs	15	22
Gain on sale of securities	-	(2)
Unrealized loss on fair value adjustment for equity securities	-	10
Unrealized (gain) loss on fair value adjustment for warrants	(26)	61
Changes in operating assets and liabilities:
Accounts receivable	43	(10)
Prepaid expenses and other assets	2	2
Due to Managing Member and affiliates	(19)	(9)
Accounts payable, other	(5)	6
Unearned operating lease income	(37)	(28)
Net cash provided by operating activities	871	918

Investing activities:
Proceeds from sale of securities	-	13
Proceeds from sales of equipment under operating leases	311	-
Net cash provided by investing activities	311	13

Financing activities:
Repayments under non-recourse debt	(288)	(522)
Repurchase of Units	(36)	-
Distributions to Other Members	(1,500)	(2,053)
Net cash used in financing activities	(1,824)	(2,575)

Net decrease in cash and cash equivalents	(642)	(1,644)
Cash at beginning of year	1,000	2,644
Cash at end of year	$358	$1,000

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$20	$39
Cash paid during the year for taxes	$1	$1

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$43	$228

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

As of December 31, 2024, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,554,249 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2024 and 2023, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (‘GAAP’) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2024, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost, net of accumulated depreciation. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with Accounting Standards Codification (“ASC”) 360-10-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

The Company’s chief operating decision makers (“CODM”) are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The CODM are presented with the Fund’s financial statements and equipment leasing transaction portfolio in order to evaluate revenues and expenses, and assess the Fund’s overall return. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the CODM do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2024 and 2023 and as of December 31, 2024 and 2023, all of the Company’s current operating revenues and long-lived assets related to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may receive rights to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The fair value of the Company’s investment equity securities was de minimis as of December 31, 2024 and 2023. All of such securities were publicly held and had readily determinable fair values. Unrealized gains and losses for the year ended December 31, 2024 were de minimis. During 2023, the Company recorded $10 thousand of unrealized losses on its investment equity securities. Also during 2023, the Company sold investment securities valued at approximately $11 thousand and realized a gain of $2 thousand on the sale. There was no such sale during the current year.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $103 thousand and $77 thousand as of December 31, 2024 and 2023, respectively. The Company recorded unrealized gains of $26 thousand on fair valuation of its warrants for the year ended December 31, 2024, while unrealized losses of $61 thousand were recorded for the year ended December 31, 2023.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. The related provision for state income taxes was $2 thousand and $4 thousand for the years ended December 31, 2024 and 2023, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2024 and 2023 as follows (in thousands):

	2024	2023
Financial statement basis of net assets	$3,992	$5,349
Tax basis of net assets (unaudited)	4,463	5,331
Difference	$(471)	$18

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Net income per financial statements	$(6)	$(490)
Tax adjustments (unaudited):
Adjustment to depreciation expense	647	622
Adjustments to revenues	90	(19)
Other	(62)	4
Income per federal tax return (unaudited)	$669	$117

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures – to enhance disclosures about significant segment expenses for public entities reporting segment information. It requires that a public entity disclose, on an annual and interim basis, significant expense categories for each reportable segment. Significant expense categories are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker (“CODM”), and 2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for “other segment items”, reflecting the difference between 1) segment revenue less significant segment expenses, and 2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the guidance on a retrospective basis. The Company has evaluated the disclosure requirements of this update and have presented these enhancements in Note 2 – Summary of significant accounting policies, Segment reporting.

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

In November 2024, the FASB issued ASU 2024-03, Comprehensive Income (Topic 220) – Disaggregation of Income Statement Expenses, which requires disclosure in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact related to the adoption of ASU 2024-03 on its financial statement disclosures.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2024 and 2023, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage
	of Total Equipment Cost
Industry	2024	2023
Chemical	23%	20%
Construction	19%	24%
Transportation, air	19%	17%
Transportation, rail	16%	14%

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

During 2024 and 2023, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing
		and Lending Revenues
Lessee	Type of Equipment	2024	2023
Holcim - Acm Management, Inc.	Mining	26%	26%
Mosaic Fertilizer, LLC	Material Handling	22%	20%
Union Pacific Railroad Company	Railroad	13%	12%
Signature Flight Support LLC	Aviation	12%	11%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	December 31,
	2023	Reclassifications	Expense	2024
Equipment under operating leases, net	$5,187	$(238)	$(1,125)	$3,824
Assets held for sale or lease, net	—	148	—	148
Initial direct costs, net	24	-	(15)	9
Total	$5,211	$(90)	$(1,140)	$3,981

Impairment of equipment:

As a result of impairment reviews, management determined that no impairment losses existed for the years ended December 31, 2024 and 2023.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.1 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. Total depreciation for 2024 and 2023 included $49 thousand and $4 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

IDC amortization expense related to the Company’s operating leases totaled $15 thousand and $22 thousand for the years ended December 31, 2024 and 2023, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2022.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	December 31,
	2023	Additions	or Dispositions	2024
Construction	$3,218	$-	$-	$3,218
Mining	2,749	-	(920)	1,829
Aviation	2,327	-	-	2,327
Transportation, rail	1,723	-	-	1,723
Materials handling	1,249	-	(495)	754
Paper processing	1,058	-	-	1,058
Transportation, other	215	-	(97)	118
	12,539	-	(1,512)	11,027
Less accumulated depreciation	(7,352)	(1,125)	1,274	(7,203)
Total	$5,187	$(1,125)	$(238)	$3,824

The average estimated residual value for assets on operating leases was 25% and 27% of the assets’ original cost for the years ended December 31, 2024 and 2023, respectively. There were no operating leases in non-accrual status at December 31, 2024 and 2023.

At December 31, 2024, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2025	$781
2026	431
2027	363
2028	201
2029	35
2030	32
$1,843

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2024, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

5. Allowance for doubtful accounts:

The Company had no allowance for doubtful accounts for the years ended December 31, 2024 and 2023.

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the years ended December 31, 2024 and 2023 as follows (in thousands):

	2024	2023
Administrative costs reimbursed to Managing Member and/or affiliates	$280	$287
Asset management fees to Managing Member	171	219
	$451	$506

7. Non-recourse debt:

At December 31, 2024, non-recourse debt consists of one notes payable to a financial institution. The note payments are due in monthly installments. Interest on the note is 4.66% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2024, gross operating lease rentals totaled approximately $335 thousand over the remaining lease terms and the carrying value of the pledged assets was $454 thousand. The notes mature from 2024 through 2028.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2025	$73	13	$86
2026	76	9	85
2027	80	6	86
2028	76	2	78
	$305	$30	$335

8. Commitments and contingencies:

At December 31, 2024, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

9. Members’ capital:

A total of 2,565,749 Units were issued, with 2,554,249 and 2,565,749 outstanding at December 31, 2024 and 2023, respectively, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Distributions to the Other Members for the years ended December 31, 2024 and 2023 were as follows (in thousands except Units and per Unit data):

	2024	2023
Distributions	$1,315	$2,053
Weighted average number of Units outstanding	2,564,295	2,565,749
Weighted average distributions per Unit	$0.51	$0.80

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

At December 31, 2024 and 2023, the Company’s warrants and investments securities were measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2024 and 2023, the calculated fair value of the Fund’s warrant portfolio approximated $103 thousand and $77 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Year Ended
	December 31,
	2024	2023
Fair value of warrants at beginning of year	$77	$138
Unrealized gain (loss) on fair value adjustment for warrants	26	(61)
Fair value of warrants at end of year	$103	$77

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of December 31, 2024 and 2023, the fair value of the Company’s investment securities was deemed de minimis. Such valuation is classified within Level 1 of the valuation hierarchy.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2024 and 2023:

December 31, 2024
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $14.14 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	2.91 - 6.94 (3.05)
			Annualized volatility	47.00% - 73.00% (72.85%)

December 31, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $9.34 ($0.06)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	3.91 - 7.94 (4.08)
			Annualized volatility	31.90% - 83.00% (43.07%)

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

NOTES TO THE FINANCIAL STATEMENTS

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at December 31, 2024
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$358	$358	$-	$-	$358
Warrants, fair value	103	-	-	103	103
Financial liabilities:
Non-recourse debt	305	-	-	295	295

	Fair Value Measurements at December 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,000	$1,000	$-	$-	$1,000
Warrants, fair value	77	-	-	77	77
Financial liabilities:
Non-recourse debt	593	-	-	579	579

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2024. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2024.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 74, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 71, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2024.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2024 and 2023 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2024, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Financial Services, LLC 505 Montgomery Street, 7th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0020%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 6 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2024 and 2023, the Company incurred audit fees with its principal auditors totaling $98 thousand and $76 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)		14
	Balance Sheets at December 31, 2024 and 2023		15
	Statements of Operations for the years ended December 31, 2024 and 2023		16
	Statements of Changes in Members’ Capital for the years ended December 31, 2024 and 2023		17
	Statements of Cash Flows for the years ended December 31, 2024 and 2023		18
	Notes to Financial Statements		19

2.	Financial Statement Schedules

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
December 31, 2024 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2025

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 19, 2025
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 19, 2025
Paritosh K. Choksi

/s/ Raymond A. Rigo	Senior Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)	March 19, 2025
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.