Form 10-Q
period 2025-03-31
ATEL 17, LLC
filed 2025-05-15
CIK 1640982

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2025

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

The number of Limited Liability Company Units outstanding as of April 30, 2025 was 2,554,249.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 17, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 17, LLC

BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$361	$358
Accounts receivable, net	3	9
Warrants, fair value	99	103
Investments in equipment and leases, net	3,757	3,981
Prepaid expenses and other assets	4	2
Total assets	$4,224	$4,453

LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$23	$12
Accrued distributions to Other Members	43	43
Other	41	60
Non-recourse debt	287	305
Unearned operating lease income	34	41
Total liabilities	428	461

Commitments and contingencies (Note 6)

Members’ capital:
Managing Member	1	1
Other Members	3,795	3,991
Total Members’ capital	3,796	3,992
Total liabilities and Members’ capital	$4,224	$4,453

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$355	$419
Gain on sales of lease assets	-	10
Other revenue	-	1
Total operating revenues	355	430

Operating expenses:
Depreciation of operating lease assets	222	319
Asset management fees to Managing Member	22	54
Cost reimbursements to Managing Member and/or affiliates	51	81
Amortization of initial direct costs	2	5
Interest expense	3	6
Professional fees	99	30
Outside services	39	26
Other expense	13	10
Total operating expenses	451	531
Net loss from operations	(96)	(101)

Other loss:
Unrealized loss on fair value adjustment for warrants	(4)	-
Total other loss	(4)	-
Net loss	$(100)	$(101)

Net loss:
Managing Member	$-	$-
Other Members	(100)	(101)
	$(100)	$(101)

Net loss per Limited Liability Company Unit - Other Members	$(0.04)	$(0.04)
Weighted average number of Units outstanding	2,554,249	2,565,749

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2025
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2024	2,554,249	$3,991	$1	$3,992
Distributions to Other Members ($0.04 per Unit)	-	(96)	-	(96)
Net loss	-	(100)	-	(100)
Balance March 31, 2025	2,554,249	$3,795	$1	$3,796

	Three Months Ended March 31, 2024
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2023	2,565,749	$5,348	$1	$5,349
Distributions to Other Members ($0.20 per Unit)	-	(513)	-	(513)
Net loss	-	(101)	-	(101)
Balance March 31, 2024	2,565,749	$4,734	$1	$4,735

See accompanying notes.

ATEL 17, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net loss	$(100)	$(101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales of lease assets	-	(10)
Depreciation of operating lease assets	222	319
Amortization of initial direct costs	2	5
Provision for doubtful accounts	2	-
Unrealized loss on fair value adjustment for warrants	4	-
Changes in operating assets and liabilities:
Accounts receivable	4	(7)
Prepaid expenses and other assets	(2)	(6)
Due to/from Managing Member and affiliates	11	(9)
Accounts payable, other	(19)	48
Unearned operating lease income	(7)	(9)
Net cash provided by operating activities	117	230

Investing activities:
Proceeds from sales of lease assets	-	10
Net cash provided by investing activities	-	10

Financing activities:
Repayments under non-recourse debt	(18)	(94)
Distributions to Other Members	(96)	(513)
Net cash used in financing activities	(114)	(607)

Net increase (decrease) in cash and cash equivalents	3	(367)
Cash at beginning of period	358	1,000
Cash at end of period	$361	$633

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3	$6
Cash paid during the period for taxes	$13	$1

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$43	$228

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

As of March 31, 2025, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $25.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,554,249 Units were outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2025, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2025 and 2024, and as of March 31, 2025 December 31, 2024, all of the Company’s current operating revenues and long-lived assets related to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The fair value of the Company’s investment equity securities were de minimis as of March 31, 2025 and December 31, 2024. All of such securities were publicly held and had readily determinable fair values. Unrealized gains and losses were de minimis during both three months ended March 31, 2025 and 2024.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants was $99 thousand and $103 thousand at March 31, 2025 and December 31, 2024, respectively. The Company recorded unrealized losses of $4 thousand on fair valuation of its warrants for the three months ended March 31, 2025. Unrealized gains and losses were de minimis for the three months ended March 31, 2024.

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which include improvements to income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments to better align disclosures with Regulation S-X and to remove disclosures no longer considered cost beneficial or relevant. This ASU is effective for public entities for annual periods beginning after December 15, 2024, with earlier or retrospective application permitted. The amendments in this ASU should be applied prospectively for annual financial statements not yet issued or made available for issuance. Adoption of this ASU had no material impact on the Company’s financial statements and disclosures.

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

3. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Additions/	Depreciation/	Balance
	December 31,	Dispositions/	Amortization	March 31,
	2024	Reclassifications	Expense	2025
Equipment under operating leases, net	$3,824	$-	$(222)	$3,602
Assets held for sale or lease, net	148	-	-	148
Initial direct costs, net	9	-	(2)	7
Total	$3,981	$-	$(224)	$3,757

Impairment of equipment:

As a result of impairment reviews, management determined that no impairment losses existed for the three-month periods ended March 31, 2025 and 2024.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $222 thousand and $319 thousand for the respective three months ended March 31, 2025 and 2024. Total depreciation for the three months ended March 31, 2025 included $11 thousand of additional depreciation recorded to reflect respective quarter-to-date and year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

extensions. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. Such additional depreciation was deemed de minimis during the three months ended March 31, 2024.

IDC amortization expense related to the Company’s operating leases totaled $2 thousand and $5 thousand for the three months ended March 31, 2025 and 2024.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2016 through 2022.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2024	Additions	or Dispositions	2025
Construction	$3,218	$-	$-	$3,218
Mining	1,829	-	-	1,829
Aviation	2,327	-	-	2,327
Transportation, rail	1,723	-	-	1,723
Materials handling	754	-	-	754
Paper processing	1,058	-	-	1,058
Transportation, other	118	-	-	118
	11,027	-	-	11,027
Less accumulated depreciation	(7,203)	(222)	-	(7,425)
Total	$3,824	$(222)	$-	$3,602

The average estimated residual value for assets on operating leases was 24% and 25% of the assets’ original cost at March 31, 2025 and December 31, 2024, respectively. There were no operating leases in non-accrual status at March 31, 2025 and December 31, 2024.

At March 31, 2025, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2025	$639
Year ending December 31, 2026	570
2027	502
2028	340
2029	159
2030	156
$2,366

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2025, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Aviation	15 - 20
Mining	10 - 15
Paper processing	10 - 15
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10

4. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2024	$-
Provision for doubtful accounts	2
Balance March 31, 2025	$2

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three months ended March 31, 2025 and 2024 as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Administrative costs reimbursed to Managing Member and/or affiliates	$51	$81
Asset management fees to Managing Member	22	54
	$73	$135

6. Non-recourse debt:

At March 31, 2025, non-recourse debt consists of one note payable to financial institutions. The note payment is due in monthly installments. The interest on all notes is 4.66% per annum. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2025, gross operating lease rentals totaled approximately $313 thousand over the remaining lease terms and the carrying value of the pledged assets was $438 thousand. The note matures in 2028.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2025	$55	$9	$64
Year ending December 31, 2026	76	9	85
2027	79	6	85
2028	77	2	79
	$287	$26	$313

7. Commitments and contingencies:

At March 31, 2025, there were no commitments to purchase lease assets or to fund investments in notes receivable.

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

8. Members’ capital:

A total of 2,565,749 Units were issued, with 2,554,249 outstanding at both March 31, 2025 and December 31, 2024, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2025 and 2024 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2025	2024
Distributions	$96	$513
Weighted average number of Units outstanding	2,554,249	2,565,749
Weighted average distributions per Unit	$0.04	$0.20

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

At March 31, 2025 and December 31, 2024, the Company’s warrants and investment securities were measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants are determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, the time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio was $99 thousand and $103 thousand as of March 31, 2025 and December 31, 2024, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Fair value of warrants at beginning of period	$103	$77
Unrealized loss on fair value adjustment for warrants	(4)	—
Fair value of warrants at end of period	$99	$77

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of March 31, 2025 and December 31, 2024, the fair value of equity securities were deemed de minimis. Such valuations are classified within Level 1 of the valuation hierarchy.

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2025 and December 31, 2024:

March 31, 2025
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $14.14 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	2.66 - 6.69 (2.80)
			Annualized volatility	40.51% - 73.15% (72.96%)

December 31, 2024
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 - $14.14 ($0.07)
			Exercise price	$0.02 - $9.00 ($0.07)
			Time to maturity (in years)	2.91 - 6.94 (3.05)
			Annualized volatility	47.00% - 73.00% (72.85%)

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

ATEL 17, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at March 31, 2025
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$361	$361	$-	$-	$361
Warrants, fair value	99	-	-	99	99
Financial liabilities:
Non-recourse debt	287	-	-	280	280

	Fair Value Measurements at December 31, 2024
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$358	$358	$-	$-	$358
Warrants, fair value	103	-	-	103	103
Financial liabilities:
Non-recourse debt	305	-	-	295	295

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

Results of Operations

The three months ended March 31, 2025 versus the three months ended March 31, 2024

The Company had net losses of $100 thousand and $101 thousand for the three months ended March 31, 2025 and 2024, respectively. Compared to the prior year quarter, the results for the first quarter of 2025 primarily reflect decreases in both total operating revenues and total operating expenses.

Revenues

Total operating revenues decreased by $75 thousand, or 17%, primarily due to a $64 thousand decrease in operating lease revenues and a $10 thousand reduction in gains realized on sales of lease assets. The decrease in operating lease revenues was comprised of a $45 thousand decline in rents primarily due to lease run-off, a $17 thousand reduction in revenues from leases under month-to-month contracts, and a $2 thousand increase in bad debt provision. The decline in gains realized on sales of assets was due to the absence of sales activity during the current quarter.

Expenses

Total operating expenses decreased by $80 thousand, or 15%, primarily due to decreases in depreciation, asset management fees and cost reimbursements to affiliates offset, in part, by increases in professional fees and outside services.

Depreciation expense decreased by $97 thousand due to lease run-off and disposition of lease assets since March 31, 2024. Asset management fees decreased by $32 thousand due to the continued decline of the Company’s managed assets and related revenue, and cost reimbursements to the Managing Member decreased by $30 thousand due to reduced payroll costs allocated to the Fund. As partial offsets, professional fees increased by $69 thousand due to timing differences in receipt of services and billings, and outside services increased by $13 thousand due to the timing of payments related to Sarbanes-Oxley compliance.

Capital Resources and Liquidity

At March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents totaled $361 thousand and $358 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as leases and other assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$117	$230
Investing activities	-	10
Financing activities	(114)	(607)
Net increase (decrease) in cash and cash equivalents	$3	$(367)

During the respective three months ended March 31, 2025 and 2024, the Company’s main source of liquidity was cash flows from its portfolio of operating lease contracts. During the prior year period, the Company also received $10 thousand of proceeds from sales of lease assets. There were no such proceeds during the current year period.

During the respective three months ended March 31, 2025 and 2024, cash was primarily used to pay distributions and repay borrowings under non-recourse debt. Cash used to pay distributions totaled $96 thousand and $513 thousand for the respective three-month periods ended March 31, 2025 and 2024; and repayments of non-recourse debt totaled $18 thousand and $94 thousand for the respective three-month periods ended March 31, 2025 and 2024. Cash was also used to pay invoices related to management fees and expenses, and other payables in both three-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of April 2016.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2025, and paid through March 31, 2025. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets; see the discussion in the Prospectus under “Income, Losses and Distributions.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2025 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Feb 2016 - Nov 2016	Apr 2016 - Dec 2016	$492		$-		$492		$0.64	770,832
Dec 2016 - Nov 2017	Jan 2017 - Dec 2017	1,540		-		1,540		0.78	1,967,313
Dec 2017 - Nov 2018	Jan 2018 - Dec 2018	2,043		-		2,043		0.80	2,562,088
Dec 2018 - Nov 2019	Jan 2019 - Dec 2019	2,052		-		2,052		0.80	2,565,749
Dec 2019 - Nov 2020	Jan 2020 - Dec 2020	2,052		-		2,052		0.80	2,565,749
Dec 2020 - Nov 2021	Jan 2021 - Dec 2021	2,053		-		2,053		0.80	2,565,749
Dec 2021 - Nov 2022	Jan 2022 - Dec 2022	2,053		-		2,053		0.80	2,565,749
Dec 2022 - Nov 2023	Jan 2023 - Dec 2023	2,053		-		2,053		0.80	2,565,749
Dec 2023 - Nov 2024	Jan 2024 - Dec 2024	1,500		-		1,500		0.58	2,564,295
Dec 2024 - Feb 2025	Jan 2025 - Mar 2025	96		-		96		0.04	2,554,249

		$15,934		$-		$15,934		$6.84
Source of distributions
Lease and loan payments and sales proceeds received		$15,934	100.00%	$-	0.00%	$15,934	100.00%
Interest income		-	0.00%	-	0.00%	-	0.00%
Debt against non-cancellable firm term payments on leases and loans		-	0.00%	-	0.00%	-	0.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from February 2 - November 30, 2016, December 1, 2016 - November 30, 2017, December 1, 2017 - November 30, 2018, December 1, 2018 - November 30, 2019, December 1, 2019 - November 30, 2020, December 1, 2020 - November 30, 2021, December 1, 2021- November 30, 2022, December 1, 2022 - November 30, 2023, December 1, 2023 - November 30, 2024 and December 1, 2024 - February 28, 2025, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2025, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the Company’s significant accounting policies since December 31, 2024.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
March 31, 2025 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2025

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